Form 10-Q
period 1996-03-31
CARNEGIE GROUP INC
filed 1996-05-14
CIK 1001188

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _______ to ________

Commission File Number   0-26964
                      -------------


                              Carnegie Group, Inc.
- - --------------------------------------------------------------------------------

             Delaware                                     25-1435252
- - --------------------------------------------------------------------------------
   (State or other Jurisdiction of                     (I.R.S Employer
    Incorporation or Organization)                  Identification Number)


   Five PPG Place, Pittsburgh, Pennsylvania                     15222
- - --------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)


                                 (412) 642-6900
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ X ]       No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

               Class                   Outstanding at April 30, 1996
               -----                   -----------------------------
   Common Stock, $.01 par value                 6,186,788

                                   FORM 10-Q
                              CARNEGIE GROUP, INC.
                               TABLE OF CONTENTS

                                                          Page Number
PART 1      FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Carnegie Group, Inc. and Subsidiaries               3
            Consolidated Statements
            of Operations for the three months
            ended March 31, 1996 and 1995

            Carnegie Group, Inc. and Subsidiaries               4
            Consolidated Balance Sheets

            Carnegie Group, Inc. and Subsidiaries               5
            Consolidated Statements of
            Cash Flows

            Note to Unaudited Consolidated
            Financial Statements                                6

   Item 2.  Management's Discussion and Analysis of             7-11
            Financial Condition and Results of Operations

PART 2      OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                  12

     Signatures                                                 13


                         PART I - FINANCIAL INFORMATION

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            Three Months Ended
                                                        ---------------------------
                                                         March 31,        March 31,
                                                           1996             1995
                                                           ----             ----
Revenue
  Software services--Unrelated parties                  $7,442,750       $4,569,869
  Software services--Related parties                       750,649        1,388,255
                                                        ----------       ----------
     Total software services                             8,193,399        5,958,124
  Software licenses                                        129,941           93,553
                                                        ----------       ----------
     Total revenue                                       8,323,340        6,051,677
                                                        ----------       ----------
Costs and expenses:
  Cost of revenue - Unrelated parties                    4,701,682        3,112,588
  Cost of revenue - Related parties                        362,511          663,627
                                                        ----------       ----------
     Total cost of revenue                               5,064,193        3,776,215
  Research and development                                 179,014          153,848
  Selling, general and administrative                    2,135,969        1,550,123
                                                        ----------       ----------
     Total costs and expenses                            7,379,176        5,480,186
                                                        ----------       ----------
Income from operations                                     944,164          571,491
Other income (expense):
  Interest income                                          147,166            5,928
  Other income                                               6,099            6,099
  Interest expense                                          (4,857)          (2,969)
                                                        ----------       ----------
     Total other income                                    148,408            9,058
                                                        ----------       ----------
Income before income taxes                               1,092,572          580,549
Income tax provision                                      (409,387)        (102,117)
                                                        ----------       ----------
     Net income                                         $  683,185       $  478,432
                                                        ==========       ==========
Earnings per share of common stock                      $      .10       $      .09
                                                        ==========       ==========
Weighted average number of common shares outstanding     7,176,127        5,534,202
                                                        ==========       ==========

  The accompanying note is an integral part of these financial statements.


                     CARNEGIE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                         March 31,       December 31,
                                                           1996             1995
                                                           ----             ----
                                                       (Unaudited)
                               ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               $12,239,817      $12,394,588
Accounts receivable                                       5,145,880        5,131,922
Accounts receivable from related parties                    553,137           76,296
Accounts receivable--unbilled                             2,861,227        2,048,609
Accounts receivable related parties--unbilled               211,763           87,690
Deferred income taxes                                     1,076,468        1,222,061
Other current assets                                        382,108          397,883
                                                        -----------      -----------
   Total current assets                                  22,470,400       21,359,049
                                                        -----------      -----------
Property and equipment, net of
   accumulated depreciation and amortization              1,957,312        1,812,894
Deferred income taxes                                     1,567,838        1,779,792
Other assets                                                 34,346           36,900
                                                        -----------      -----------
   Total assets                                         $26,029,896      $24,988,635
                                                        ===========      ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable                                  $   902,339      $ 1,107,592
Payables to related parties                                 626,315          967,673
Accrued compensation                                        848,905        1,130,479
Advance billings and deferred revenue                       871,135          537,541
Accrued rent                                                621,734          626,253
Other accrued liabilities                                 1,606,789          801,544
Obligations under capital leases--current portion            48,691           48,691
                                                        -----------      -----------
   Total current liabilities                              5,525,908        5,219,773
                                                        -----------      -----------
Obligations under capital leases--noncurrent portion         26,336           39,671
                                                        -----------      -----------
   Total liabilities                                      5,552,244        5,259,444
                                                        -----------      -----------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 20,000,000
   shares authorized, 6,436,300 and 6,386,200 shares
   issued at March 31, 1996 and December 31, 1995
   respectively                                              64,363           63,862
Capital in excess of par value                           30,901,092       30,836,317
Accumulated deficit                                     (10,012,803)     (10,695,988)
Treasury stock, 190,000 shares at March 31, 1996 and
     December 31, 1995 (at cost)                           (475,000)        (475,000)
                                                        -----------      -----------
   Total stockholders' equity                            20,477,652       19,729,191
                                                        -----------      -----------
   Total liabilities and stockholders' equity           $26,029,896      $24,988,635
                                                        ===========      ===========

  The accompanying note is an integral part of these financial statements.


                     CARNEGIE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             Three Months Ended
                                                        ---------------------------
                                                         March 31,        March 31,
                                                           1996             1995
                                                           ----             ----
Cash flows from operating activities:
  Net income                                            $   683,185      $   478,432
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
     Depreciation and amortization                          224,679          156,441
     Deferred income taxes                                  357,547           65,457
     Changes in working capital component:
      Accounts receivable                                  (826,576)      (1,231,683)
      Accounts receivable - Related parties                (600,914)         550,143
      Other assets                                           18,329         (164,343)
      Trade accounts payable                               (205,253)         769,940
      Payables to related parties                          (341,358)        (571,212)
      Accrued compensation                                 (281,844)        (461,818)
      Accrued rent                                           (4,519)         (56,924)
      Other accrued liabilities                             805,515          651,291
      Advance billings and deferred revenue                 333,594         (159,570)
                                                        -----------      -----------
         Net cash (used in) provided by operating
            activities                                      162,385           26,154
Cash flows from investing activities:
  Proceeds from the sale of fixed assets, net                    --               --
  Capital expenditures                                     (369,097)        (480,878)
                                                        -----------      -----------
         Net cash used in investing activities             (369,097)        (480,878)
Cash flows from financing activities:
  Principal payments under capital lease obligations        (13,335)         (12,220)
  Proceeds from sales of common stock, net                   65,276            4,175
                                                        -----------      -----------
         Net cash (used in) provided by
           financing activities                              51,941           (8,045)
                                                        -----------      -----------
Net change in cash                                         (154,771)        (462,769)
Cash and cash equivalents:
  Beginning of period                                    12,394,588          915,237
  End of period                                         $12,239,817      $   452,468
                                                        ===========      ===========

The accompanying note is an integral part of these financial statements.


              NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     In the opinion of the management of Carnegie Group, Inc. (the Company), these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of operating results for the three month period ended March 31, 1996. Results for the interim periods are not necessarily indicative of results for the full year. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the information contained in this Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

General

     Carnegie Group, Inc. ("Carnegie Group" or the "Company") provides client/server software development services that integrate advanced software technologies with clients' existing computing infrastructures to automate and enhance complex business processes. The Company focuses on performing software development, systems integration and technical consulting services to create knowledge-intensive software solutions that improve its clients' productivity and competitive market position in three business areas: customer contact; customer service; and logistics, planning and scheduling. Carnegie Group targets its services to clients in the telecommunications, financial services, manufacturing, defense and healthcare industries.

     The Company's expertise encompasses a wide range of advanced software technologies, including knowledge-based systems, object-oriented technology, advanced graphical user interfaces, constraint-directed search and distributed computing. The Company captures certain aspects of its business area experience and advanced technology expertise in a portfolio of reusable software templates that can be used as building blocks to create software solutions quickly and effectively. In addition, Carnegie Group employs an iterative or "spiral" approach to software design that begins with the construction of a prototype and continues through testing of successive versions of the software against project requirements. This iterative design facilitates rapid software development, encourages client feedback and leads to greater congruence with client needs and expectations.

     Since inception, Carnegie Group has emphasized relationships with leading corporations in its targeted industries. These relationships have provided the Company with opportunities for growth through the provision of additional services to existing clients and through references to other companies within the Company's targeted industries. Carnegie Group's clients include U S WEST Communications, Inc., the United States Transportation Command, Caterpillar Inc., the U.S. Army, BellSouth Telecommunications, Inc., First USA Bank, Ford Motor Company and Blue Cross of Western Pennsylvania.

     The Company only includes in backlog signed contracts that either have milestones yet to be attained or for which the Company can make a reasonable estimate of work yet to be performed. The Company's backlog was $14.1 million at March 31, 1996 compared to $9.6 million at March 31, 1995. Backlog at March 31, 1996 decreased from backlog of $18.7 million at December 31, 1995, reflecting the renegotiation of a large fixed-price contract with a major customer, which partially offset new bookings for the quarter. As most of the contracts in backlog are terminable by the Company or the client upon short notice, there can be no assurance that contracts reflected in backlog are a reliable measure of future revenue.

COMPARISON OF QUARTERS ENDED MARCH 31, 1996 AND MARCH 31, 1995.

     Revenue. Total revenue was $8.3 million in the first quarter of 1996 compared to $6.1 million in the first quarter of 1995, an increase of $2.2 million or 37.5%. This growth resulted principally from volume increases in sales of software services.

     Total software services revenue was $8.2 million in the first quarter of 1996 compared to $6.0 million in the first quarter of 1995, an increase of $2.2 million or 37.5%. This increase was primarily attributable to an extension of a logistics, planning and scheduling engagement for a defense industry client and the commencement of a customer contact engagement for a new client in the telecommunications industry. Revenue from software services-unrelated parties was $7.4 million in the first quarter of 1996 compared to $4.6 million in the first quarter of 1995, an increase of $2.8 million or 62.9%. This increase was primarily attributable to the extension of a logistics, planning and scheduling engagement and the commencement of a customer contact engagement, both of which are described above. A portion of the increase was also attributable to the enlargement of the scope of a customer services engagement for a manufacturing industry client. Revenue from software services-related parties was $.8 million in the first quarter of 1996 compared to $1.4 million in the first quarter of 1995, a decrease of $.6 million or 45.9%. This decrease was primarily attributable to the completion of customer contact engagements for a telecommunications industry client.

     Revenue from software licenses was $130,000 in the first quarter of 1996 compared to $93,000 in the first quarter of 1995, an increase of $37,000 or 38.9%. This increase was attributable to an increase in revenue from licenses of the Company's TestBench template.

     Cost of Revenue. Cost of revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total cost of revenue was $5.1 million in the first quarter of 1996, compared to $3.8 million in the first quarter of 1995, an increase of $1.3 million or 34.1%. This increase was primarily attributable to additional professional staff hired to perform the increased volume of software services. Total cost of revenue was 60.8% of total revenue in the first quarter of 1996, compared to 62.4% of total revenue in the first quarter of 1995. This percentage decrease was primarily attributable to increased productivity of professional staff and lower company fixed costs as a percentage of total revenue. Cost of revenue-unrelated parties was $4.7 million in the first quarter of 1996 compared to $3.1 million in 1995, an increase of $1.6 million or 51.1%. This increase was primarily attributable to additional professional staff hired or reassigned to perform the increased volume of software services. Cost of revenue-related parties was $.4 million in the first quarter of 1996 compared to $.7 million in the first quarter of 1995, a decrease of $.3 million or 45.4%. This decrease was primarily attributable to the reallocation of professional staff to provide additional software services to unrelated parties following the completion of customer contact engagements for a telecommunications industry client.

     Research and Development. Research and development expenses were $179,000 in the first quarter of 1996 compared to $154,000 in the first quarter of 1995, an increase of $25,000 or 16.4%. This increase was primarily due to product development related to the TestBench template.

     Selling, General and Administrative. Selling, general and administrative expenses include costs of proposal development and proposal writing, marketing communications and advertising, sales and management staff, and corporate services functions including accounting, human resources and legal services, along with corporate executive staff. Selling, general and administrative expenses were $2.1 million in the first quarter of 1996 compared to $1.6 million in the first quarter of 1995, an increase of $.6 million or 37.8%. This dollar increase resulted primarily from increases in sales and marketing expenses to support growth in the Company's total revenue.

These expenses increased slightly as a percentage of total revenue from 25.6% in the first quarter of 1995 to 25.7% in the first quarter of 1996.

     Other Income (Expense). Other income (expense) was $148,000 in the first quarter of 1996 compared to $9,000 in the first quarter of 1995, an increase of $139,000 or 1,538.4%. This increase was due primarily to interest income earned on net proceeds received in December, 1995 from the Company's initial public offering, which were invested in an interest-bearing account.

     Income Tax Provision. An income tax provision of $409,000 was recorded in the first quarter of 1996. The effective income tax rate in the first quarter of 1996 was higher than the effective income tax rate in the first quarter of 1995 as a result of the Company's current estimate of the deferred tax asset believed more likely than not to be realized.

     SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of its deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has weighed the negative objective evidence of recent results and dependence upon limited number of customers, as well as other risk factors on the one hand, and the positive subjective evidence of future expectations, on the other hand, and has concluded that losses in recent years and other risk factors make it appropriate to record a valuation allowance. This reflects the Company's conclusion under SFAS 109 as to the portion of the deferred tax asset expected not to be realized in light of that standard's requirement to give greater weight to the more objective evidence.

     In estimating the amount of its realizable deferred tax asset, the Company gives substantial weight to recent historical results. Significant changes in circumstances or in enacted tax laws which affect the valuation allowance are recorded when they occur. The Company's annual strategic business planning process takes place in the fourth quarter of the year, and the valuation allowance is adjusted for future years' income expectations resulting from that process. When preparing subsequent interim and annual financial statements, the Company reevaluates whether there has been any significant change in the assumptions underlying its plan and adjusts the valuation allowance as necessary.

Liquidity and Capital Resources

     The Company has funded its operations in recent years primarily through cash generated from operations and the use of cash reserves. In 1995 the Company also funded its operations in part through borrowing under available lines of credit and through the net proceeds of the initial public offering of its Common Stock consummated in December 1995.

     During the first quarter of 1996, the Company had a net use of cash of $155,000, working capital increased in accounts receivable and property and equipment to support business growth.

     The Company experienced growth in revenue earned but not yet billed, and consequently an increase in the number of days' revenue in accounts receivable for the quarter ended March 31, 1996. Invoicing of amounts to clients generally occurs within 45 days of time and materials cost incurrence, unless a specific schedule is agreed upon, and payment follows invoicing in accordance with customary terms. The Company has not experienced any significant write-downs of receivables, nor does the Company expect that payments are doubtful; accordingly, the Company has not made any allowance for doubtful accounts.

     Advance billings and deferred revenue increased at March 31, 1996 when compared to December 31, 1995. The increase reflects billings in advance of revenue earned, but which were billed in accordance with established or agreed billings schedules. These amounts are recorded as deferred revenue until earned. The timing and magnitude of such advance billings vary from contract to contract and from client to client.

     The Company currently has a committed line of credit agreement in the amount of $3.0 million in place with PNC Bank, N.A. (the "Bank"), and a discretionary line of credit agreement in the amount of $500,000 in place with the Bank, both of which expire June 30, 1996. Borrowings under these agreements are collateralized by accounts receivable. These lines of credit bear interest at the Bank's prime interest rate plus 0.75% per annum, and the Bank charges a 0.25% fee per annum on the unused portion of the committed line of credit. The Bank's prime interest rate was 8.5% at both March 31, 1996 and December 31, 1995. Availability of $3.0 million of the funds under the committed line of credit is also subject to the Company's compliance with certain covenants customary with commercial loans, including covenants related to maintenance of certain levels of working capital and tangible net worth. The $500,000 under the discretionary line of credit is available at the discretion of the Bank. No borrowings were outstanding against the committed line of credit or the discretionary line of credit at March 31, 1996 and December 31, 1995.

     The Company believes that the net proceeds from the sale of Common Stock in the Company's initial public offering, together with cash balances, cash generated from operations and borrowing available under its lines of credit, will satisfy the Company's working capital and capital expenditure requirements during fiscal year 1996 and the foreseeable period thereafter. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings. Capital expenditures are typically made for computing equipment, software, physical plant, and furniture and fixtures in order to seek enhancements in the productivity of the Company's employees and to support growth.

     In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. The Company has no present plans, intentions, understandings, commitments or agreements, nor is it currently engaged in any negotiations, with respect to any such transaction. However, the Company may acquire businesses, products or technologies in the future.

     To the extent that any written or oral statement made by the Company, including statements made herein, are deemed to be forward looking statements, reference is made to the factors beginning on page 27 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, as important factors that could cause actual results to differ materially from those in any such forward looking statements.

                          PART II - OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


Exhibits                      Description
10.01     Development Agreement, dated as of January 2, 1996,
          by and between U S WEST Advanced Technologies, Inc.,
          U S WEST Communications Inc. and Carnegie Group, Inc.
          (confidential treatment with respect to certain
          information contained in this Exhibit has been
          requested of the Commission pursuant to Rule 24b-2
          under the Securities Exchange Act of 1934, as amended).

10.02 Development Agreement, dated as of March 1, 1996, by and between U S WEST Advanced Technologies, Inc.,
          U S WEST Communications, Inc. and Carnegie Group, Inc.
          (confidential treatment with respect to certain information contained in this Exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

27        Financial Data Schedule

Reports on Form 8-K

          The registrant did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 14, 1996                    CARNEGIE GROUP, INC.


                                        /s/ DENNIS YABLONSKY
                                        --------------------------------------
                                        Dennis Yablonsky
                                        President, and Chief
                                        Executive Officer


                                        /s/ JOHN W. MANZETTI
                                        --------------------------------------
                                        John W. Manzetti
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


                                                                      Sequential
Exhibit No.               Description                                 page number
10.01     Development Agreement, dated as of January 2, 1996,
          by and between U S WEST Advanced Technologies, Inc.,
          U S WEST Communications Inc. and Carnegie Group, Inc.
          (confidential treatment with respect to certain
          information contained in this Exhibit has been
          requested of the Commission pursuant to Rule 24b-2
          under the Securities Exchange Act of 1934, as amended).

10.02 Development Agreement, dated as of March 1, 1996, by and between U S WEST Advanced Technologies, Inc.,
          U S WEST Communications, Inc. and Carnegie Group, Inc.
          (confidential treatment with respect to certain information contained in this Exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

27        Financial Data Schedule

