Form 10-Q
period 1996-06-30
CARNEGIE GROUP INC
filed 1996-08-14
CIK 1001188

- --------------------------------------------------------------------------------

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)


(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1996


                                       OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _______ to ________

Commission File Number   0-26964
                         -------

                              Carnegie Group, Inc.
- --------------------------------------------------------------------------------

         Delaware                                       25-1435252
- --------------------------------------------------------------------------------
(State or other Jurisdiction of           (I.R.S Employer Identification Number)
 Incorporation or Organization)

  Five PPG Place, Pittsburgh, Pennsylvania                 15222
- --------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

                                (412) 642-6900
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                    No
                             ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

                 Class                      Outstanding at July 31, 1996
                 -----                      ----------------------------
       Common Stock, $.01 par value                    6,197,823


- --------------------------------------------------------------------------------

                                   FORM 10-Q

                              CARNEGIE GROUP, INC.

                               TABLE OF CONTENTS

                                                                     Page Number

PART 1   FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Carnegie Group, Inc. and Subsidiaries                 3
                   Consolidated Statements of Operations for the three months and six months ended June 30, 1996 and 1995

                   Carnegie Group, Inc. and Subsidiaries                 4
                   Consolidated Balance Sheets

                   Carnegie Group, Inc. and Subsidiaries                 5
                   Consolidated Statements of Cash Flows

                   Note to Unaudited Consolidated Financial Statements   6

         Item 2.   Management's Discussion and Analysis of               7-10
                   Financial Condition and Results of Operations

PART 2   OTHER INFORMATION                                               11

                   Signatures                                            12

                   Exhibit Index                                         13

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    --------------------------          --------------------------
                                                    June 30,          June 30,          June 30,          June 30,
                                                     1996               1995             1996               1995
                                                     ----               ----             ----               ----
Revenue
     Software services--Unrelated parties         $5,636,264         $5,186,344       $13,079,014        $ 9,756,213
     Software services--Related parties              494,277            768,211         1,244,926          2,156,466
                                                  ----------         ----------       -----------        -----------
         Total software services                   6,130,541          5,954,555        14,323,940         11,912,679
     Software licenses                               532,820            667,053           662,761            760,606
                                                  ----------         ----------       -----------        -----------
         Total revenue                             6,663,361          6,621,608        14,986,701         12,673,285
                                                  ----------         ----------       -----------        -----------
Costs and expenses:
     Cost of revenue - Unrelated parties           3,907,883          3,453,880         8,609,565          6,566,468
     Cost of revenue - Related parties               412,765            379,933           775,276          1,043,560
                                                  ----------         ----------       -----------        -----------
         Total cost of revenue                     4,320,648          3,833,813         9,384,841          7,610,028
     Research and development                        288,276            171,341           467,290            325,189
     Selling, general and administrative           2,014,917          1,803,478         4,150,886          3,353,601
                                                  ----------         ----------       -----------        -----------
         Total costs and expenses                  6,623,841          5,808,632        14,003,017         11,288,818
                                                  ----------         ----------       -----------        -----------

Income from operations                                39,520            812,976           983,684          1,384,467
Other income (expense):
     Interest income                                 151,524                908           298,690              6,836
     Other income                                      6,699              4,349            12,798             10,448
     Interest expense                                 (4,564)           (28,148)           (9,421)           (31,117)
                                                  ----------         ----------       -----------        -----------
         Total other income (expense)                153,659            (22,891)          302,067            (13,833)
                                                  ----------         ----------       -----------        -----------
Income before income taxes                           193,179            790,085         1,285,751          1,370,634
Income tax provision                                 (72,356)          (138,978)         (481,743)          (241,095)
                                                  ----------         ----------       -----------        -----------
         Net income                               $  120,823         $  651,107       $   804,008        $ 1,129,539
                                                  ----------         ----------       -----------        -----------

Earnings per share of common stock                $     0.02         $     0.12       $       .11        $      $.20
                                                  ==========         ==========       ===========        ===========

Weighted average number of common shares
outstanding                                        7,207,965          5,591,484         7,207,965          5,591,484
                                                  ==========         ==========       ===========        ===========


    The accompanying note is an integral part of these financial statements.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                                   June 30,            December 31,
                                                                     1996                  1995
                                                                     ----                  ----
                                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                         $12,782,848            $12,394,588
Accounts receivable                                                 2,999,666              5,131,922
Accounts receivable from related parties                              902,787                 76,296
Accounts receivable--unbilled                                       4,208,619              2,048,609
Accounts receivable related parties--unbilled                         248,630                 87,690
Deferred income taxes                                               1,050,735              1,222,061
Other current assets                                                  321,750                397,883
                                                                  -----------            -----------
       Total current assets                                        22,515,035             21,359,049
                                                                  -----------            -----------
Property and equipment, net of accumulated depreciation
       and amortization                                             2,065,961              1,812,894
Deferred income taxes                                               1,530,374              1,779,792
Other assets                                                           32,038                 36,900
                                                                  -----------            -----------
       Total assets                                               $26,143,408            $24,988,635
                                                                  ===========            ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable                                             $  804,677            $ 1,107,592
Payables to related parties                                           877,112                967,673
Accrued compensation                                                1,046,035              1,130,479
Advance billings and deferred revenue                                 525,333                537,541
Accrued rent                                                          596,888                626,253
Other accrued liabilities                                           1,512,154                801,544
Obligations under capital leases--current portion                      48,691                 48,691
                                                                  -----------            -----------
       Total current liabilities                                    5,410,890              5,219,773
                                                                  -----------            -----------
Obligations under capital leases--noncurrent portion                   12,688                 39,671
                                                                  -----------            -----------
       Total liabilities                                            5,423,578              5,259,444
                                                                  -----------            -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized,
       6,385,037 and 6,386,200 shares issued at June 30, 1996
       and December 31, 1995 respectively                              64,497                 63,862
Capital in excess of par value                                     31,022,313             30,836,317
Accumulated deficit                                                (9,891,980)           (10,695,988)
Treasury stock, 190,000 shares at June 30, 1996 and
         December 31, 1995 (at cost)                                 (475,000)              (475,000)
                                                                  -----------            -----------
       Total stockholders' equity                                  20,719,830             19,729,191
                                                                  -----------            -----------
       Total liabilities and stockholders' equity                 $26,143,408            $24,988,635
                                                                  ===========            ===========


    The accompanying note is an integral part of these financial statements.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Six Months Ended
                                                                   -------------------------------
                                                                    June 30,            June 30,
                                                                     1996                 1995
                                                                     ----                 ----
Cash flows from operating activities:
     Net income                                                  $    804,008          $ 1,129,539
     Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
         Depreciation and amortization                                469,124              324,610
         Deferred income taxes                                        420,744              154,931
         Changes in working capital component:
           Accounts receivable                                        (27,754)          (3,978,972)
           Accounts receivable - Related parties                     (987,431)             224,407
           Other assets                                                80,995             (137,300)
           Trade accounts payable                                    (302,915)             153,475
           Payables to related parties                                (90,561)             844,684
           Accrued compensation                                       (84,444)            (143,003)
           Accrued rent                                               (29,365)             (97,971)
           Other accrued liabilities                                  791,437              304,969
           Advance billings and deferred revenue                      (12,208)              (2,199)
                                                                 ------------          -----------
                 Net cash (used in) provided by operating
                    activities                                      1,031,630           (1,222,830)
Cash flows from investing activities:
     Proceeds from the sale of fixed assets, net                           --                   --
     Capital expenditures                                            (722,192)            (628,496)
                                                                 ------------          -----------
                 Net cash used in investing activities               (722,192)            (628,496)

Cash flows from financing activities:

     Borrowings on line of credit                                          --            1,800,271
     Repayments on line of credit                                          --             (800,000)
     Principal payments under capital lease obligations               (26,982)             (24,710)
     Proceeds from sales of common stock, net                         105,804                5,634
                                                                 ------------          -----------
                 Net cash (used in) provided by financing
                     activities                                        78,822              981,195
                                                                 ------------          -----------
Net change in cash and cash equivalents                               388,260             (870,131)
Cash and cash equivalents:
     Beginning of period                                           12,394,588              915,237
     End of period                                               $ 12,782,848          $    45,106
                                                                 ============          ===========


    The accompanying note is an integral part of these financial statements.

              NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         In the opinion of the management of Carnegie Group, Inc. (the "Company"), these unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of operating results for the three month and six month periods ended June 30, 1996. Results for the interim periods are not necessarily indicative of results for the full year. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the information contained in this Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

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

     Backlog at June 30, 1996 grew to $15.1 million compared to $14.1 million at March 31, 1996 and $9.6 million at June 30, 1995. The Company only includes in backlog signed contracts that either have milestones yet to be attained or for which the Company can make a reasonable estimate of work yet to be performed. As most of the contracts in backlog are terminable by the Company or the client upon short notice, there can be no assurance that contracts reflected in backlog are a reliable measure of future revenue.

COMPARISON OF QUARTER AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995.

       Revenue. Total revenue for the quarter ended June 30, 1996 was $6.7 million compared to $6.6 million for the quarter ended June 30, 1995, an increase of $.1 million or 0.6%. For the six months ended June 30, 1996 revenue was $15.0 million compared to $12.7 million for the six months ended June 30, 1995, an increase of $2.3 million or 18.3%. This growth resulted principally from volume increases in sales of software services.

       Total software services revenue for the quarter ended June 30, 1996 was $6.1 million compared to $6.0 million for the quarter ended June 30, 1995, an increase of $.1 million or 3.0%. Software services revenue was $14.3 million for the six months ended June 30, 1996 compared to $11.9 million for the six months ended June 30, 1995, an increase of $2.4 million or 20.2%. These increases were primarily due to an extension of a logistics, planning and scheduling engagement for a defense industry client. This engagement was the primary reason that revenue from software services-unrelated parties was $13.1 million for the six months ended June 30, 1996 compared to $9.8 million for the six months ended June 30, 1995. Revenue from software services-related parties was $1.2 million for the six months ended June 30, 1996 compared to $2.1 million for the six months ended June 30, 1995, a decrease of $.9 million or 42.3%. This decrease was primarily due to the completion of customer contact engagements for a telecommunications industry client. Also, results for the second quarter and the first six months of 1996 were affected by the renegotiation of a fixed-price contract, which resulted in engineers related to that contract being underutilized.

     Revenue from software licenses was $533,000 for the three month period ended June 30, 1996, compared to $667,000 for the same three month period in 1995, an increase of $134,000 or 20.1%. Revenue from software licenses was $663,000 for the six months ended June 30, 1996 compared to $761,000 for the six months ended June 30, 1995, a decrease of $98,000 or 12.9%. These decreases were due to the fact that sales of reusable software templates to a telecommunications industry client in the first six months of 1995 did not reoccur in the first six months of 1996.

       Cost of Revenue. Cost of revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and expenses. For the second quarter of 1996, total cost of revenue was $4.3 million compared to $3.8 million for the second quarter of 1995, an increase of $.5 million or 12.7%. For the six months ended June 30, 1996, total cost of revenue was $9.4 million compared to $7.6 million for the six months ended June 30, 1995, an increase of $1.8 million or 23.3%. These increases were primarily attributable to the additional hiring of professional staff to perform the increased volume of software services. Cost of revenue-related parties was $.8 million for the six months ended June 30, 1996 compared to $1.1 million for the six months ended June 30, 1995, a decrease of $.3 million or 25.7%. Cost of revenue-unrelated parties during the same period was $8.6 million compared to $6.6 million for the six month period ended June 30, 1995, an increase of $2.0 million or 31.1%. The increase was primarily attributable to the reallocation of professional staff to provide additional software services to unrelated parties following the completion of customer contact engagements for a telecommunications industry client.

       Research and Development. Research and development expenses for the quarter ended June 30, 1996 were $288,000 compared to $171,000 for the second quarter of 1995, an increase of $117,000 or 68.2%. For the six months ended June 30, 1996 research and development expenses were $467,000 compared to $325,000 for the six months ended June 30, 1995, an increase of $142,000 or 43.7%. These increases were primarily due to product development related to the TestBench template.

       Selling, General and Administrative. Selling, general and administrative expenses include costs of proposal development and proposal writing, marketing communications and advertising, sales and management staff, and corporate services functions including accounting, human resources and legal services, along with corporate executive staff. For the second quarter of 1996, selling, general and administrative expenses were $2.0 million compared to $1.8 million for the second quarter of 1995, an increase of $.2 million or 11.7%. Selling, general and administrative expenses for the six months ended June 30, 1996 were $4.2 million compared to $3.4 million for the six months ended June 30, 1995, an increase of $.8 million or 23.8%. These increases resulted primarily from increased sales and marketing expenses needed to support the Company's total revenue growth along with increased insurance and professional services expenses related to being a newly public company. As a percentage of total revenue, these expenses increased slightly from 26.5% for the six months ended June 30, 1995 to 27.7% in 1996.

       Other Income (Expense). Total other income for the second quarter of 1996 was $154,000 compared to total other expense of $22,000 in 1995, an increase of $176,000 or 671.3%. For the six months ended June 30, 1996, total other income was $302,000 compared to total other expense of $13,000 in 1995 an increase of $315,000 or 2,183.7%. These increases were due primarily to interest income earned on the net proceeds received in December, 1995 from the Company's initial public offering, which were invested in an interest-bearing account.

       Income Tax Provision. An income tax provision of $73,000 was recorded for the second quarter of 1996 and $482,000 for the six months ended June 30, 1996. The effective tax rates for 1996 are higher than the effective rates for the comparable periods of 1995 as a result of the Company's current estimate of the deferred tax asset believed more likely than not to be realized.

       SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of its deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has weighed the negative objective evidence of recent results and dependence upon limited number of customers, as well as other risk factors on the one hand, and the positive subjective evidence of future expectations, on the other hand, and has concluded that retaining a portion of the valuation allowance is appropriate.

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

       During the first six months of 1996 the Company had a net cash increase of $388,000 on increases in cash from operating activities.

       The Company experienced growth in revenue earned but not yet billed, and consequently an increase in the number of days' revenue in accounts receivable for the quarter ended June 30, 1996. Invoicing of amounts to clients generally occurs within 45 days of time and materials cost incurrence, unless a specific schedule is agreed upon, and payment follows invoicing in accordance with customary terms. The Company has not experienced any significant write-downs of receivables, nor does the Company expect that payments are doubtful; accordingly, the Company has not made any allowance for doubtful accounts.

       Advance billings and deferred revenue remain relatively unchanged at June 30, 1996 when compared to December 31, 1995. Advanced billings and deferred revenue balances normally will change from period to period. Any increase would reflect billings in advance of revenue earned, but which were billed in accordance with established or agreed billings schedules. These amounts are recorded as deferred revenue until earned. The timing and magnitude of such advance billings vary from contract to contract and from client to client.

         The Company had a committed line of credit agreement in the amount of $3.0 million in place with PNC Bank, N.A. (the "Bank"), and a discretionary line of credit agreement in the amount of $500,000 in place with the Bank, both of which were scheduled to expire on June 30, 1996. No borrowings were outstanding against the committed line of credit or the discretionary line of credit at June 30, 1996 and December 31, 1995. Effective July 1, 1996, the agreement was amended by extending the expiration date from June 30, 1996 to June 29, 1997 and increasing the committed line to $3.5 million while eliminating the $500,000 discretionary amount. Borrowings under this agreement are collateralized by accounts receivable. This line of credit bears interest at the Bank's prime interest rate and the Bank charges a 0.15% fee per annum on the unused portion of that line of credit. The Bank's prime interest rate at June 30, 1996 was 8 1/4% compared to 8 1/2% at December 31, 1995.

       The Company believes that the net proceeds from the sale of Common Stock in the Company's initial public offering, together with cash balances, cash generated from operations and borrowing available under its line of credit, will satisfy the Company's working capital and capital expenditure requirements during fiscal year 1996 and the foreseeable period thereafter. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings. Capital expenditures are typically made for computing equipment, software, physical plant, and furniture and fixtures in order to seek enhancements in the productivity of the Company's employees and to support growth.

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

                          PART II - OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  On May 14, 1996, the Company held its 1996 Annual Meeting of Stockholders.

(b)  Not applicable

(c) The following matters were voted upon at the Annual Meeting, with the results indicated:

     1.       Election of Class I Directors

                                                    Authority           Broker
                                    Votes For       Withheld          Non-Votes
                                    ---------       ---------         ---------
     Dennis Yablonsky               4,812,939         5,850                0

     Raj Reddy                      4,812,939         5,850                0

     Glen Chatfield                 4,812,939         5,850                0


      2. Proposal to ratify the selection of Price Waterhouse LLP, independent accountants, to audit the books and accounts of the Company for the year ending December 31, 1996.

                      Votes for:      4,809,014    Votes against:        4,300
                      Abstentions:        5,475    Broker Non-Votes        0

(d)   Not applicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits                                    Description

3.1 Restated Certificate of Incorporation (incorporated by reference to exhibit 3.01 of the Company's Registration Statement on Form S-1, file No. 33-97118).

3.2      Amended and Restated By Laws (incorporated by reference to exhibit
         3.02 of the Company's Registration Statement on Form S-1, File No. 33-97111).

27       Financial Data Schedule

Reports on Form 8-K

         The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1996                        CARNEGIE GROUP, INC.


                                              /s/ DENNIS YABLONSKY
                                              ------------------------
                                              Dennis Yablonsky
                                              President, and
                                              Chief Executive Officer

                                              /s/ JOHN W. MANZETTI
                                              ------------------------
                                              John W. Manzetti
                                              Executive Vice President,
                                              Chief Financial Officer
                                              and Treasurer

                                 EXHIBIT INDEX

                                                                 Sequential
Exhibit No.          Description                                 page number

27                Financial Data Schedule