Form 10-Q/A
period 1996-03-31
CARNEGIE GROUP INC
filed 1996-10-08
CIK 1001188

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _______ to ________

Commission File Number   0-26964
                      -------------


                              Carnegie Group, Inc.
--------------------------------------------------------------------------------

             Delaware                                     25-1435252
--------------------------------------------------------------------------------
   (State or other Jurisdiction of                     (I.R.S Employer
    Incorporation or Organization)                  Identification Number)


   Five PPG Place, Pittsburgh, Pennsylvania                     15222
--------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)


                                 (412) 642-6900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to report on Form 10Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   October 7, 1996                CARNEGIE GROUP, INC.


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

