Form 10-Q
period 1996-09-30
CARNEGIE GROUP INC
filed 1996-11-14
CIK 1001188

--------------------------------------------------------------------------------

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1996

                                       OR

(  )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _______ to ________

Commission File Number   0-26964

                              Carnegie Group, Inc.

               Delaware                                25-1435252
 -------------------------------         --------------------------------------
 (State or other Jurisdiction of         (I.R.S Employer Identification Number)
  Incorporation or Organization)

 Five PPG Place, Pittsburgh, Pennsylvania                      15222
 ----------------------------------------                    ---------
 (Address of principal executive offices)                    (Zip Code)

                                (412) 642-6900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X                    No
                           ---                      ---
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

          Class                                Outstanding at October 31, 1996
          -----                                -------------------------------
 Common Stock, $.01 par value                                6,261,235

--------------------------------------------------------------------------------

                                    FORM 10-Q

                              CARNEGIE GROUP, INC.

                                TABLE OF CONTENTS

                                                                                        Page Number
PART 1   FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Carnegie Group, Inc. and Subsidiaries                                    3
                      Consolidated Statements of Operations for the
                      three months and nine months ended September 30, 1996
                      and 1995

                      Carnegie Group, Inc. and Subsidiaries                                    4
                      Consolidated Balance Sheets

                      Carnegie Group, Inc. and Subsidiaries                                    5
                      Consolidated Statements of Cash Flows

                      Note to Unaudited Consolidated Financial Statements                      6

         Item 2.      Management's Discussion and Analysis of                                  7-10
                      Financial Condition and Results of Operations

PART 2   OTHER INFORMATION                                                                     11

                      Signatures                                                               12

                      Exhibit Index                                                            13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CARNEGIE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three months ended                   Nine months ended
                                                         September 30,                        September 30,
                                                    1996               1995              1996              1995
                                                    -----------------------              ----------------------
Revenue

     Software services--Unrelated parties         $5,317,571         $5,489,125       $18,396,585        $15,245,338
     Software services--Related parties              793,347            537,165        $2,038,273          2,693,631
                                                  ----------         ----------       -----------        -----------
         Total software services                   6,110,918          6,026,290        20,434,858         17,938,969
     Software licenses                               398,351            361,391         1,061,112          1,121,997
                                                  ----------         ----------       -----------        -----------
         Total revenue                             6,509,269          6,387,681        21,495,970         19,060,966
                                                  ----------         ----------       -----------        -----------
Costs and expenses:
     Cost of revenue - Unrelated parties           3,454,845          3,303,375        12,064,410          9,869,843
     Cost of revenue - Related parties               507,078            353,060         1,282,354          1,396,620
                                                  ----------         ----------       -----------        -----------
         Total cost of revenue                     3,961,923          3,656,435        13,346,764         11,266,463
     Research and development                        346,868            146,590           814,158            471,779
     Selling, general and administrative           1,671,435          1,908,493         5,822,321          5,262,094
                                                  ----------         ----------       -----------        -----------
         Total costs and expenses                  5,980,226          5,711,518        19,983,243         17,000,336
                                                  ----------         ----------       -----------        -----------

Income from operations                               529,043            676,163         1,512,727          2,060,630
Other income (expense):
     Interest income                                 153,011              2,086           451,701              8,922
     Other income                                      7,931              7,099            20,729             17,547
     Interest expense                                (4,262)           (18,496)          (13,683)           (49,613)
                                                  ----------         ----------       -----------        -----------
         Total other income (expense)                156,680            (9,311)           458,747           (23,144)
                                                  ----------         ----------       -----------        -----------
Income before income taxes                           685,723            666,852         1,971,474          2,037,486
Income tax provision                               (276,215)          (117,266)         (757,958)          (358,361)
                                                  ----------         ----------       -----------        -----------
         Net income                               $  409,508         $  549,586       $ 1,213,516        $ 1,679,125
                                                  ----------         ----------       -----------        -----------

Earnings per share of common stock                $     0.06         $     0.10       $      0.17        $      0.30
                                                  ==========         ==========       ===========        ===========

Weighted average number of common shares
outstanding                                        6,971,076          5,591,687         7,120,084          5,591,687
                                                  ==========         ==========       ===========        ===========



    The accompanying note is an integral part of these financial statements.

                      CARNEGIE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)
                                                                 September 30,                 December 31,
                                                                     1996                          1995
                                                                 -------------                 ------------
                                           ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                         $14,195,872                    $12,394,588
Accounts receivable                                                 2,380,699                      5,131,922
Accounts receivable from related parties                              786,837                         76,296
Accounts receivable--unbilled                                       3,268,229                      2,048,609
Accounts receivable related parties--unbilled                         370,269                         87,690
Deferred income taxes                                                 952,517                      1,222,061
Other current assets                                                  262,899                        397,883
                                                                  -----------                    -----------
       Total current assets                                        22,217,322                     21,359,049
                                                                  -----------                    -----------
Property and equipment, net of accumulated depreciation
       and amortization                                             2,054,367                      1,812,894
Deferred income taxes                                               1,387,384                      1,779,792
Other assets                                                           27,731                         36,900
                                                                  -----------                    -----------
       Total assets                                               $25,686,804                    $24,988,635
                                                                  ===========                    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade accounts payable                                            $   539,068                    $ 1,107,592
Payables to related parties                                           929,901                        967,673
Accrued compensation                                                  918,669                      1,130,479
Advance billings and deferred revenue                                 613,522                        537,541
Accrued rent                                                          573,398                        626,253
Other accrued liabilities                                             692,144                        801,544
Obligations under capital leases--current portion                      47,452                         48,691
                                                                  -----------                    -----------
       Total current liabilities                                    4,314,154                      5,219,773
                                                                  -----------                    -----------
Obligations under capital leases--noncurrent portion                        -                         39,671
                                                                  -----------                    -----------
       Total liabilities                                            4,314,154                      5,259,444
                                                                  -----------                    -----------

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 20,000,000 shares authorized, 6,489,315 and
       6,386,200 shares issued at September 30, 1996
       and December 31, 1995 respectively                              64,893                         63,862
Capital in excess of par value                                     31,265,229                     30,836,317
Accumulated deficit                                                (9,482,472)                   (10,695,988)
Treasury stock, 190,000 shares at September 30, 1996 and
         December 31, 1995 (at cost)                                 (475,000)                      (475,000)
                                                                  -----------                    -----------
       Total stockholders' equity                                  21,372,650                     19,729,191
                                                                  -----------                    -----------
       Total liabilities and stockholders' equity                 $25,686,804                    $24,988,635
                                                                  ===========                    ===========


    The accompanying note is an integral part of these financial statements.

                      CARNEGIE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                   ---------------------------------------
                                                                          September 30, September 30,
                                                                     1996                           1995
                                                                     ----                           ----
Cash flows from operating activities:
     Net income                                                   $ 1,213,516                    $ 1,679,125
     Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
         Depreciation and amortization                                698,989                        501,539
         Deferred income taxes                                        661,952                        229,731
         Changes in working capital component:
           Accounts receivable                                      1,531,603                     (4,554,426)
           Accounts receivable - Related parties                     (993,120)                     1,193,549
           Other assets                                               144,153                       (257,352)
           Trade accounts payable                                    (568,524)                      (223,881)
           Payables to related parties                                (37,772)                       509,244
           Accrued compensation                                      (211,810)                        (1,609)
           Accrued rent                                               (52,855)                      (132,525)
           Other accrued liabilities                                   68,927                        375,507
           Advance billings and deferred revenue                       75,981                       (499,466)
                                                                  -----------                    -----------
                 Net cash (used in) provided by operating
                    activities                                      2,531,040                     (1,180,564)

Cash flows from investing activities:
     Proceeds from the sale of fixed assets, net                           --                             --
     Capital expenditures                                            (940,464)                      (857,423)
                                                                  -----------                    -----------
                 Net cash used in investing activities               (940,464)                      (857,423)

Cash flows from financing activities:
     Borrowings on line of credit                                          --                      2,750,271
     Repayments on line of credit                                          --                     (1,795,917)
     Principal payments under capital lease obligations               (40,909)                       (37,418)
     Proceeds from sales of common stock, net                         251,617                        231,647
                                                                  -----------                    -----------
                 Net cash provided by financing
                     activities                                       210,708                      1,148,583
                                                                  -----------                    -----------
Net change in cash and cash equivalents                             1,801,284                       (889,404)
Cash and cash equivalents:
     Beginning of period                                           12,394,588                        915,237
                                                                  -----------                    -----------
     End of period                                                $14,195,872                    $    25,833
                                                                  ===========                    ===========


    The accompanying note is an integral part of these financial statements.

              NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         In the opinion of the management of Carnegie Group, Inc. (the "Company"), these unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of operating results for the three month and nine month periods ended September 30, 1996. Results for the interim periods are not necessarily indicative of results for the full year. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the information contained in this Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

General

     Carnegie Group, Inc. ("Carnegie Group" or the "Company") provides user-centered software solutions in two business areas: customer interaction and logistics, planning, and scheduling. The Company's client/server systems integrate advanced software technologies with clients' existing computing infrastructures to automate and enhance complex business processes. The Company targets its services to clients in the telecommunications, financial services, manufacturing, government and healthcare industries.

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

     Backlog at September 30, 1996 decreased to $11.6 million, compared to $15.1 million at June 30, 1996 and $10.3 million at September 30, 1995. The Company only includes in backlog signed contracts that either have milestones yet to be attained or for which the Company can make a reasonable estimate of work yet to be performed. As most of the contracts in backlog are terminable by the Company or the client upon short notice, there can be no assurance that contracts reflected in backlog are a reliable measure of future revenue.

COMPARISON OF QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.

         Revenue. Total revenue for the quarter ended September 30, 1996 was $6.5 million compared to $6.4 million for the quarter ended September 30, 1995, an increase of $.1 million or 1.9%. For the nine months ended September 30, 1996 revenue was $21.5 million compared to $19.1 million for the nine months ended September 30, 1995, an increase of $2.4 million or 12.8%. This growth resulted principally from volume increases in sales of software services.

         Total software services revenue for the quarter ended September 30, 1996 was $6.1 million compared to $6.0 million for the quarter ended September 30, 1995, an increase of $.1 million or 1.4%. Software services revenue was $20.4 million for the nine months ended September 30, 1996 compared to $17.9 million for the nine months ended September 30, 1995, an increase of $2.5 million or 13.9% These increases were primarily due to an extension of a logistics, planning and scheduling engagement for a defense industry client. This engagement was the primary reason that revenue from software services-unrelated parties was $18.4 million for the nine months ended September 30, 1996 compared to $15.2 million for the nine months ended September 30, 1995. Revenue from software services-related parties was $2.0 million for the nine months ended September 30, 1996 compared to $2.7 million for the nine months ended September 30, 1995, a decrease of $.7 million or 24.3%. This decrease was primarily due to the completion of customer contact engagements for a telecommunications industry client. Also, results for the third quarter and the first nine months of 1996 were affected by the renegotiation of a fixed-price contract, which resulted in engineers related to that contract being underutilized.

         Revenue from software licenses was $398,000 for the three month period ended September 30, 1996, compared to $361,000 for the same three month period in 1995, an increase of $37,000 or 10.2%. Revenue from software licenses was $1,061,000 for the nine months ended September 30, 1996 compared to $1,122,000 for the nine months ended September 30, 1995, a decrease of $61,000 or 5.4%. The decrease was due to the fact that the sales of reusable software templates to a telecommunications industry client in 1995 did not reoccur in the first nine months of 1996.

         Cost of Revenue. Cost of revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and expenses. For the third quarter of 1996, total cost of revenue was $4.0 million compared to $3.7 million for the third quarter of 1995, an increase of $.3 million or 8.4%. For the nine months ended September 30, 1996, total cost of revenue was $13.4 million compared to $11.3 million for the nine months ended September 30, 1995, an increase of $2.1 million or 18.5%. These increases were primarily attributable to the additional hiring of professional staff to perform the increased volume of software services. Cost of revenue-related parties was $1.3 million for the nine months ended September 30, 1996 compared to $1.4 million for the nine months ended September 30, 1995, a decrease of $.1 million or 8.2%. Cost of revenue-unrelated parties during the same nine month period was $12.1 million compared to $9.9 million for the nine month period ended September 30, 1995, an increase of $2.2 million or 22.2%. The increase was primarily attributable to the reallocation of professional staff to provide additional software services to unrelated parties following the completion of customer contact engagements for a telecommunications industry client. Also, as mentioned earlier, the increased revenue from software services-unrelated parties for the extension of a logistics planning and scheduling engagement for a defense industry client required an increase in associated costs.

         Research and Development. Research and development expenses for the quarter ended September 30, 1996 were $347,000 compared to $147,000 for the third quarter of 1995, an increase of $200,000 or 136.6%. For the nine months ended September 30, 1996 research and development expenses were $814,000 compared to $472,000 for the nine months ended September 30, 1995, an increase of $342,000 or 72.6%. These increases were primarily due to development of various templates for the services areas of the business.

         Selling, General and Administrative. Selling, general and administrative expenses include costs of proposal development and proposal writing, marketing communications and advertising, sales and management staff, and corporate services functions including accounting, human resources and legal services, along with corporate executive staff. For the third quarter of 1996, selling, general and administrative expenses were $1.6 million compared to $1.9 million for the third quarter of 1995, a decrease of $.3 million or 12.4%. This decrease was primarily due to lower expense accruals for performance-based incentive compensation. Selling, general and administrative expenses for the nine months ended September 30, 1996 were $5.8 million compared to $5.3 million for the nine months ended September 30, 1995, an increase of $.5 million or 10.7%. These increases resulted primarily from increased sales and marketing expenses needed to support the Company's total revenue growth along with increased insurance and professional services expenses related to being a newly public company. As a percentage of total revenue, these expenses decreased slightly from 27.6% for the nine months ended September 30, 1995 to 27.1% in 1996.

         Other Income (Expense). Total other income for the third quarter of 1996 was $157,000 compared to total other expense of $10,000 in 1995, an increase of $167,000 or 1,682.7%. For the nine months ended September 30, 1996, total other income was $459,000 compared to total other expense of $23,000 in 1995 an increase of $482,000 or 1,982.2%. These increases were due primarily to interest income earned on the net proceeds received in December, 1995 from the Company's initial public offering, which were invested in an interest-bearing account.

         Income Tax Provision. An income tax provision of $276,000 was recorded for the third quarter of 1996 and $758,000 for the nine months ended September 30, 1996 compared to $118,000 and $359,000 respectively for the quarter and nine months ended September 30, 1995. The effective tax rates for 1996 are higher than the effective rates for the comparable periods of 1995, due principally to changes in estimates of the realization of deferred tax assets related to the Company's net operating loss carryforwards in accordance with Accounting Standard No. 109.

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

         During the first nine months of 1996 the Company had a net cash increase of $1,801,000 on increases in cash from operating activities.

         The Company experienced growth in revenue earned but not yet billed for the quarter ended September 30, 1996. Due to strong collection efforts, receivables billed and collected have decreased. The net change of all accounts receivable was a decrease of $538,000 for the quarter. Invoicing of amounts to clients generally occurs within 45 days of time and materials cost incurrence, unless a specific schedule is agreed upon, and payment follows invoicing in accordance with customary terms. The Company has not experienced any significant write-downs of receivables, nor does the Company expect that payments are doubtful; accordingly, the Company has not made any allowance for doubtful accounts.

         Advance billings and deferred revenue at September 30, 1996 increased $76,000 when compared to December 31, 1995. Advanced billings and deferred revenue balances normally will change from period to period. Any increase would reflect billings in advance of revenue earned, but which were billed in accordance with established or agreed billings schedules. These amounts are recorded as deferred revenue until earned. The timing and magnitude of such advance billings vary from contract to contract and from client to client.

         The Company has a committed line of credit agreement in the amount of $3.5 million in place with PNC Bank, N.A. (the "Bank"). No borrowings were outstanding against the committed line of credit at September 30, 1996 and December 31, 1995. Borrowings under this agreement are collateralized by accounts receivable. This line of credit bears interest at the Bank's prime interest rate and the Bank charges a 0.15% fee per annum on the unused portion of that line of credit. The Bank's prime interest rate at September 30, 1996 was 8 1/4% compared to 8 1/2% at December 31, 1995.

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

                           PART II - OTHER INFORMATION


ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

(a)             Exhibits

The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

3.1             Restricted Certificate of Incorporation of Carnegie Group, Inc.
                (Incorporated by reference to Exhibit 3.01 to the Company's Registration Statement on Form S-1, File No. 33-97118).

3.2             Amended and restated By-Laws of Carnegie Group, Inc.
                (Incorporated by reference to Exhibit 3.02 to the Company's Registration Statement on Form S-1, File No. 33-97118).

10.1 Development Agreement, dated as of July 1, 1996, by and between US WEST Business Resources, Inc., US WEST Communications, Inc. and Carnegie Group, Inc. Confidential treatment with respect to certified information in this Exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities
                Exchange Act of 1934, as amended.

11.1            Statement regarding computation of Per Share Earnings.

27.1            Financial Data Schedule

(b)             Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1996                  CARNEGIE GROUP, INC.


                                          /s/ DENNIS YABLONSKY
                                          --------------------------
                                          Dennis Yablonsky
                                          President, and
                                          Chief Executive Officer


                                          /s/ JOHN W. MANZETTI
                                          --------------------------
                                          John W. Manzetti
                                          Executive Vice President,
                                          Chief Financial Officer
                                          and Treasurer

                                  EXHIBIT INDEX

                                                                                      Sequential
Exhibit No.                Description                                                page number
-----------                -----------                                                -----------
3.1             Restricted Certificate of Incorporation of Carnegie Group, Inc.
                (Incorporated by reference to Exhibit 3.01 to the Company's
                Registration Statement on Form S-1, File No. 33-97118).

3.2             Amended and restated By-Laws of Carnegie Group, Inc.
                (Incorporated by reference to Exhibit 3.02 to the Company's
                Registration Statement on Form S-1, File No. 33-97118).

10.1 Development Agreement, dated as of July 1, 1996, by and between US WEST Business Resources, Inc., US WEST Communications, Inc.
                and Carnegie Group, Inc. Confidential treatment with respect to certified information in this Exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities
                Exchange Act of 1934, as amended.

11.1            Statement regarding computation of Per Share Earnings.

27.1            Financial Data Schedule