Form 10-Q/A
period 1996-09-30
CARNEGIE GROUP INC
filed 1996-11-18
CIK 1001188

--------------------------------------------------------------------------------

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

                                    FORM 10-Q/A

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

              NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         In the opinion of the management of Carnegie Group, Inc. (the "Company"), these unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of operating results for the three month and nine month periods ended September 30, 1996. Results for the interim periods are not necessarily indicative of results for the full year. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the information contained in this Form 10-Q/A should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission

ITEM 2

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 18, 1996                  CARNEGIE GROUP, INC.


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