Form 10-K405
period 1996-12-31
CARNEGIE GROUP INC
filed 1997-03-28
CIK 1001188

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996.
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 0-26964

                              CARNEGIE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        25-1435252
        (State or other jurisdiction                           (I.R.S. Employer
     of incorporation or organization)                       Identification No.)
  FIVE PPG PLACE, PITTSBURGH, PENNSYLVANIA                          15222
  (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (412) 642-6900

          Securities registered pursuant to Section 12(b) of the Act:

            Title of each class                   Name of each exchange on which registered
--------------------------------------------     --------------------------------------------
                    NONE                                        NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 21, 1997, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $29,891,912 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

     The number of shares of the registrant's Common Stock outstanding as of the close of business on March 21, 1997 was 6,283,091.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of Carnegie Group, Inc. to be used in connection with the 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

     Carnegie Group, Inc. ("Carnegie Group" or the "Company") provides client/server software development services that integrate advanced user-centered, intelligent software technologies with clients' existing computing infrastructures to automate and enhance complex business processes. The Company performs business and technical consulting, custom software development, and systems integration services to improve clients' productivity and market position in two business areas: customer interaction; and logistics, planning, and scheduling. Within these areas, the Company targets its services to clients in the financial services, government, manufacturing and telecommunications industries.

     The Company's expertise encompasses a wide range of advanced software technologies, including knowledge-based systems, object-oriented technology, advanced graphical user interfaces, constraint-directed search and distributed computing. The Company captures certain aspects of its business area experience and advanced technology expertise in a portfolio of reusable software templates that can be used as building blocks to create software solutions quickly and effectively. In addition, Carnegie Group employs an iterative or "spiral" approach to software design that begins with the construction of a prototype and continues through testing of successive versions of the software against project requirements. This iterative design approach facilitates rapid software development, encourages client feedback and leads to greater congruence with client needs and expectations.

     Since inception, Carnegie Group has emphasized relationships with leading corporations in its targeted industries. These relationships have provided the Company with opportunities for growth through the provision of additional services to existing clients and through references to other companies within the Company's targeted industries. Carnegie Group's clients include U S WEST Communications, Inc., the United States Transportation Command, U.S. Army, Caterpillar Inc., BellSouth Telecommunications, Inc., First USA Bank, Highmark Blue Cross Blue Shield and Philips Medical Systems.

INDUSTRY BACKGROUND

     Corporations increasingly seek to gain competitive advantages by reengineering business processes in order to increase productivity, improve responsiveness to market demands and facilitate comprehensive planning. The knowledge and experience of workers involved in complex business processes can be captured and disseminated through business process reengineering in order to support and improve enterprise-wide decision-making.

     As computer speed and capacity have increased and computer hardware and software costs have declined, corporations have decentralized their computing infrastructures by distributing computing power to end-users. While centralized computing infrastructures have historically collected, stored and manipulated large volumes of information, the widespread installation of client/server architectures has enabled multiple personal computers and workstations to be linked together in various locations within an enterprise and has permitted information to be disseminated to end-users.

     The use of advanced software technologies within client/server architectures has facilitated the creation of sophisticated software solutions that capture, analyze and disseminate enterprise-wide knowledge. These solutions allow end-users to access business rules and accumulated corporate knowledge, and to use that information to make decisions more quickly and exploit business opportunities more effectively.

     Successful implementation of sophisticated software solutions within client/server architectures requires specialized expertise in advanced software technologies. Generally, such expertise is not found in corporations' internal information systems departments, because maintaining specialized expertise in advanced software technologies is not believed to be cost-effective. As a result, corporations are increasingly retaining information technology service providers to develop the sophisticated software solutions they require.

     The demand for sophisticated software solutions that automate and enhance business processes has created significant opportunities for information technology service providers. However, not all information technology service providers have the expertise to provide sophisticated solutions within client/server architectures. Some of these providers focus on general business consulting or on the methodologies through which business processes can be reengineered, while others focus on consulting for specific industries or on specific systems integration services.

CARNEGIE GROUP'S STRATEGY

     Carnegie Group has recognized the demand for information technology services from providers who combine expertise in a wide range of advanced software technologies with experience in developing sophisticated software solutions for specific industries. Carnegie Group's goal is to be a leading provider of knowledge-based, user-centered client/server software development services that integrate advanced technologies with clients' existing computing infrastructures to automate and enhance business processes in two business areas: customer interaction; and logistics, planning and scheduling. To attain that goal, the Company employs the following strategies:

     Apply Advanced Software Technologies to Develop High-Value Solutions. Carnegie Group focuses on performing software development, systems integration and technical consulting services that apply advanced software technologies to develop high-value software solutions that improve its clients' productivity and competitive market position. The Company's expertise encompasses a wide range of advanced software technologies, including: knowledge-based systems; object-oriented technology; advanced graphical user interfaces; constraint-directed search; and distributed computing. Carnegie Group intends to continue to focus on applying advanced software technologies as new technologies are developed that can be used to build high-value solutions for its clients.

     Employ Reusable Software Templates to Leverage Business Area Experience. Carnegie Group captures certain aspects of its business area experience and advanced technology expertise, developed principally in the course of engagements for clients, in a portfolio of reusable software templates. The Company selects templates for use in new engagements where appropriate, and then modifies and enhances these templates to serve as the building blocks of complete knowledge-intensive software solutions. Carnegie Group believes that its portfolio of reusable software templates reduces development time and project costs and enhances project quality, allowing it to quickly provide sophisticated software solutions to its clients. The Company plans to continue to employ reusable software templates within appropriate application niches and to develop new templates as it performs engagements for its clients.

     Continue to Grow Significant Client Relationships. Carnegie Group has emphasized relationships with leading organizations in its targeted industries. These organizations are characterized by business areas (such as customer interaction, and logistics, planning and scheduling) to which the Company's services and technology are particularly well-suited, and by participants who possess the financial resources and scale of operations necessary to support the engagement of service providers such as the Company. In each relationship, the Company seeks to capitalize on its success in completing an initial engagement by offering additional services that automate and enhance other business processes for that client. Carnegie Group expects that its focus on providing additional software solutions for existing clients will continue to be an important component of its marketing efforts.

     Expand Client Base in Targeted Industries. Carnegie Group is focused upon expanding its client base in the financial services, government, manufacturing and telecommunications industries. The Company believes that successful engagements for existing clients create opportunities for client references that enhance the Company's reputation and enable it to attract additional clients in its targeted industries. Carnegie Group also intends to target additional industries in which its business area experience and advanced software technology expertise can be applied.

     Apply Iterative Design Approach to Facilitate Rapid Development. In the course of performing its engagements, the Company applies an iterative or "spiral" approach to software design that begins with the construction of a prototype and continues through testing of successive versions of the software against project requirements. This iterative design approach encourages client feedback and leads to greater congruence with client needs and expectations. The Company believes that this approach enables the rapid deployment of knowledge-intensive software solutions for its clients.

SERVICES AND SOLUTIONS

     Carnegie Group's project teams provide software development, systems integration and technical consulting services to create knowledge-intensive software solutions that improve clients' productivity and competitive market position.

  Services

     Carnegie Group provides its services through project teams comprised of engineers, project managers and sales and marketing personnel that are assigned to client engagements. These professionals apply industry, advanced technology and business area expertise to create a solution that is intended to meet the client's needs. The Company's project teams generally perform services in three phases (which are usually the subjects of separate contracts but which may be governed by one contract covering all phases):

     Phase I typically consists of a "proof of concept" or feasibility assessment for the client which identifies the specific problem and proposes the solution to be created by Carnegie Group, including the technology likely to be employed during the engagement and the engagement milestones for each phase. The first phase is generally completed in one to three months and is usually performed on a fixed-price basis. Successful completion of phase one may lead to the continuation of the project into phase two, although there is no obligation for the client to engage Carnegie Group to continue the project following the completion of the first phase.

     Phase II generally lasts three to nine months and involves completing a solution for the client. The solution may include a licensed software component such as a reusable software template. In designing software solutions, the Company applies an iterative or "spiral" approach that starts with the client's identification of its requirements during Phase I, from which Carnegie Group proceeds to construct a prototype that is then tested with the client against, and used to refine, the original requirements. Carnegie Group then produces successive new versions of the software, each of which is again tested with the client against project requirements.

     Phase III generally consists of deploying the solution at additional client sites or throughout the client's business enterprise. The project specification may be further customized during this phase to incorporate changing client needs. The third phase may take from six months to more than a year. The majority of the Company's engagement contracts in the second and third phases are performed on a time-and-materials basis.

  Solutions

     Carnegie Group creates software solutions for two business areas: customer interaction; and logistics, planning and scheduling.

     Customer Interaction. Carnegie Group develops knowledge-based agent software that enables business managers to consistently deliver corporate knowledge and business strategy to all points of customer contact across an enterprise. Knowledge-based agents deliver corporate knowledge and strategy to human decision makers in the form of recommendations that can help solve problems and sell products and services. This technology enables organizations to affect the quality of customer encounters and optimize all interactions to generate greater revenue, improve customer satisfaction and achieve other critical business goals.

     A solution designed for Philips Medical Systems helps customer support engineers make a repair at the customer's site, where time and performance are critical. Using Carnegie Group's TestBench(TM)diagnostic software, engineers are able to service the customer immediately. TestBench automates the process of accessing information and gives customer support engineers the instantaneous access to knowledge bases, consisting of technical expertise and legacy data, that they need to perform their job more efficiently and effectively. At Philips, TestBench enables engineers to repair the company's medical equipment efficiently and on the first call whenever possible. The engineer determines a machine's symptoms, queries the knowledge base, and plays out scenarios to reach a solution. Repair cycles are shortened, unnecessary service calls are eliminated, spare parts inventory is reduced, and solutions are shared among engineers' peers.

     A solution designed for U S WEST Communications, Inc. ("U S WEST"), a subsidiary of a regional Bell operating company, helps make U S WEST's call center more responsive and efficient and improves customer service and satisfaction. To help U S WEST maximize its share of their Mass Market environment,

Carnegie Group developed a Front End Screen & Route (FES&R) system as the central component of U S WEST's Call Handling program. The FES&R system shortens call routing time to call centers and improves the match between the caller (customer) and the call handler (customer service/collection teams) so that each call gets to the call handler best equipped to help with the customer's particular needs. The FES&R system handles any call, any time, anywhere and supports a seven-day/24-hour call center operation covering multiple voice response units (VRU's) and automatic call distributors in the 14-state U S WEST Mass Market territory. The system provides a front end for VRU's to enable customer self-help. Flexible business rules, combined with customer, network, and market intelligence information, are used to provide advanced call control capabilities and load balancing for intelligent call routing and screening.

     Logistics, Planning and Scheduling. Carnegie Group's knowledge-based logistics, planning and scheduling solutions are intended to optimize the allocation of available resources, thereby increasing efficiency and reducing costs. These solutions provide advanced decision-support to planners by modeling and manipulating complex information, and by simulating and analyzing multiple scenarios. The Company's logistics, planning and scheduling solutions help to reduce lead times and to match resources with requirements.

     A solution designed for the U.S. Transportation Command (TRANSCOM) is helping U.S. military patient movement planners synchronize operations with evacuation processes. The TRANSCOM Regulatory And Command & Control Evacuation System (TRAC(2)ES) is the result of a Department of Defense directive that tasked TRANSCOM with establishing a global system for patient movement, integrating medical regulating and evacuation. Prior to TRAC(2)ES, medical regulation and evacuation were two separate processes. With little or no correlation between a patient's needs and the capabilities at hand to transport patients to proper care, TRAC(2)ES consolidates medical regulation and evacuation through an advanced decision-support system. This system determines the appropriate time-and-resource-sensitive information and how it should be presented to support planners in getting patients where they need to go for the best treatment.

     Another solution, developed for a steel producer, provides mill operators with advanced decision-support for planning and scheduling continuous slab caster and melt shop facilities. This solution arranges slab requirements into possible production sequences and helps the operator evaluate alternative sequences before scheduling actual production. This solution assists the client in reducing costs by improving yield and cutting inventory, while simultaneously improving customer service by creating more reliable production schedules. The solution is based on the Company's Caster Planning and Scheduling System (CaPSS) software template.

TECHNOLOGY

  Advanced Software Technologies

     Carnegie Group's engineering staff is experienced in applying advanced software technologies to create solutions within enterprise-wide client/server architectures. The architecture of the Company's software solutions typically contains three tiers or layers: a "presentation layer" which contains the user interface; a "functionality layer" which embodies the business logic, knowledge base and application logic of the system; and a "data layer" which is comprised of both data created with existing systems and new data created with the solution.

     To create its solutions within three-tiered client/server environments, Carnegie Group's engineers are skilled at employing advanced software technologies, including: knowledge-based systems; object-oriented technology; advanced graphical user interfaces; constraint-directed search; and distributed computing.

     Knowledge-based systems are software systems that can make reasoned decisions about complicated processes and that enable those processes to be completed with little or no human intervention. Knowledge-based systems access detailed information about the process, apply underlying reasoning and recommend decisions.

     Object-oriented technology is a methodology for designing a software system using an object-oriented programming language, which represents concepts, things and actions by describing their attributes. Once a concept, thing, or action has been described, that description and its accompanying software code can be reused broadly.

     Advanced graphical user interfaces combine screen icons, text and pointing devices to allow computer users to direct a computer's activities by manipulating images. Well-designed interfaces distill powerful and complex functions into simple and intuitive graphic representations.

     Constraint-directed search is a software system that searches for desired data or decisions across a large range of alternatives, with limiting factors attached to the search. Such a search may, for example, be constrained by dates or by certain characteristics of available resources. In a knowledge-based system, the sets of constraints imposed on the search may be many, complex and interdependent.

     Distributed computing refers to computer transactions, such as information transfer, that may take place between different types of computers, which may or may not be at the same location. Distributed computing and transaction processing software automates and enables enterprise-wide information exchanges that might not otherwise be available.

     Other advanced software technologies employed by the Company include case-based reasoning and relational and object-oriented database management systems.

  Reusable Software Templates

     Carnegie Group captures certain aspects of its business area experience and advanced technology expertise in a portfolio of reusable software templates. Generally, these templates are developed and refined in the course of performing services for clients. The Company selects templates for use as building blocks in new engagements where appropriate, and then modifies and enhances these templates to form complete, customized, knowledge-intensive solutions. The Company believes that its reusable software templates reduce development time and project costs and enhance project quality, allowing it to quickly provide sophisticated software solutions to its clients. The Company's reusable software templates include the following:

     Customer Xpress is a customer contact software template that consolidates valuable knowledge from sales, marketing and network personnel, and disseminates it to sales consultants and customer service representatives. Customer Xpress helps the user navigate through the process of defining customer needs and exploring options among available products. It is intended to enable the end-user to increase revenue from each customer contact, improve the quality of service and reduce service representative training time and costs.

     Complex Order Engine (COE) is a customer contact software template designed to support sales and order processing applications for complex products. COE simplifies the ordering process by guiding the user through a series of options in a pre-determined sequence. The template facilitates correct ordering under circumstances in which the customer has a variety of options from which to choose, but only a relatively small number of all the possible combinations of options is realizable. COE applies an accumulated knowledge base that includes the details and implications of each option and the restrictions among options, to increase order accuracy and customer satisfaction.

     TestBench is a customer service software template that is designed to increase the accuracy and efficiency of help desk, technical assistance center and stand-alone field support. TestBench enables organizations to capture human troubleshooting expertise and deploy that expertise rapidly and inexpensively to end-users. This template can be integrated with or embedded in other conventional computing environments. TestBench is also available from the Company as a stand-alone software product.

     Field Service WorkBench is a reusable customer service software template developed from a user-centric perspective. It provides a consistent, graphical interface into service applications while allowing data to be shared between these applications. Service representatives can access the information they need quickly and easily, and share information through the system.

     Caster Planning and Scheduling System (CaPSS) is an advanced decision-support software template that uses a knowledge-based system to plan and schedule continuous slab caster and melt shop facilities in steelmaking enterprises. CaPSS supports steelmaking and primary mill operations by arranging slab requirements into production sequences called "caster strings." Graphic interfaces support the user in evaluating potential caster strings before selecting the caster strings to be scheduled for production. CaPSS is typically accompanied by the Company's Rolling Mill Scheduling System (RMSS) template, which provides steel mill operations planners with visibility into upcoming rolling mill schedules.

     ROCK is a C++ library of user-callable functions that lets developers construct, access, manipulate and store complex data across a range of software applications. ROCK incorporates key features of several data management and programming disciplines, including object-oriented technology, relational databases and knowledge representation, and enhances the software developer's ability to model problems and represent and manipulate data. ROCK can be seamlessly integrated with a variety of graphical user interfaces, reasoning tools and relational databases.

MARKETING, SALES AND CLIENTS

     Carnegie Group markets its services directly to clients in its targeted industries of financial services, government, manufacturing and telecommunications. These industries are characterized by business areas (such as customer interaction, and logistics, planning and scheduling) to which the Company's services and technology are particularly well-suited, and by participants who possess the financial resources and scale of operations necessary to support the engagement of service providers such as the Company.

     The Company identifies leading organizations in each industry and seeks to provide an initial solution that builds on one of the Company's reusable software templates. Once an initial project has been successfully completed, Carnegie Group seeks to offer additional services that automate and enhance other business processes for the client. Carnegie Group intends to target additional industries in which its business area experience and advanced software technology expertise can be applied.

     The Company markets its services to clients throughout the United States from its headquarters in Pittsburgh, Pennsylvania. In addition, the Company maintains offices in Denver, Colorado and Atlanta, Georgia focusing upon clients in the telecommunications industry, and an office in Fairview Heights, Illinois serving government industry clients. Of the 238 people employed or engaged by the Company as of December 31, 1996, 21 were involved directly in sales and marketing and were supported by 36 project managers and 138 project engineers focused upon the industries that the Company serves.

     The Company employs a variety of business development and marketing techniques to communicate directly with current and prospective clients. These techniques include exhibiting at trade shows, authoring articles and presenting papers regarding the Company's solutions and technology, holding seminars for clients and prospective clients on technology and industry issues and marketing through direct mail initiatives. In accordance with government contracting requirements, the Company's marketing and sales efforts toward government industry clients that are governmental agencies or instrumentalities are limited to responding to requests for proposals and participating in competitive bidding. Periodically, the Company responds to requests by these clients for bids on projects in which the technology to be employed or services to be rendered are available from only one or a limited number of sources.

     In 1996, total revenue from billings to each of the United States Transportation Command, the U S Army, Caterpillar, Inc. and BellSouth Telecommunications accounted for more than 10% of the Company's total revenue. In 1995, total revenue from billings to each of such customers and U S WEST Communications, Inc. accounted for more than 10% of the Company's total revenue. The Company expects to continue to derive a significant portion of its revenue from a relatively limited number of major clients.

BACKLOG

     The Company only includes in backlog signed contracts that either have milestones yet to be attained or for which the Company can make a reasonable estimate of work yet to be performed. The Company's backlog totaled $9.6 million at December 31, 1996, compared to $18.7 million at December 31, 1995.

     Contracts included in backlog are generally performed within 12 months. In accordance with industry practice, most of the Company's contracts are terminable by the Company or the client upon short or no notice. There can be no assurance that contracts reflected in backlog will not be canceled or delayed. Accordingly, the Company believes that backlog is not a reliable measure of future revenue.

COMPETITION

     The information technology services market, which includes the market for the Company's services and solutions, is comprised of a large number of participants, is subject to rapid change and is highly competitive. Primary competitors include: the consulting practices of the "Big Six" accounting firms; systems consulting and integration firms such as American Management Systems, Inc. and Cambridge Technology Partners Inc.; and the professional services groups of large companies, such as International Business Machines Corporation, Digital Equipment Corporation and AT&T Corporation. Many participants in the information technology services market have significantly greater financial, technical and marketing resources and greater name recognition than does Carnegie Group. Moreover, clients may elect to use their internal information systems resources to satisfy their needs for the software development, systems integration and technical consulting services that the Company offers. The Company also faces competition from organizations providing outsourcing services to the information systems departments of existing and potential clients. In addition, the information technology services market is highly fragmented and is served by numerous firms; some of these firms compete nationally and internationally, while others serve only their respective local markets. While the Company has not experienced competition from foreign providers of information technology services, there can be no assurance that the Company will not experience such competition in the future. Carnegie Group has targeted, and expects to continue to target, industries that are characterized by business areas (such as customer interaction, and logistics, planning and scheduling) to which the Company's services and technology are particularly well-suited, and by participants who possess the financial resources and scale of operations necessary to support the engagement of service providers such as the Company. A growing number of professional services firms are seeking engagements from that same client group.

     The Company believes that the principal competitive factors in the information technology services market include the nature of the service offering, quality of service, timeliness, responsiveness to client needs, experience with the client's industry and competitive environment, technical expertise, access to replicable technology such as software templates and price. The Company believes that it competes favorably with respect to these factors. The Company believes that its ability to compete also depends in part upon a number of competitive factors outside its control, including: the ability of its competitors to hire, retain and motivate project managers, engineers and sales and marketing personnel; competitors' ownership of or access to software and technology used by potential clients; the development by others of software that is competitive with the Company's solutions and services; the price at which others offer comparable services; and the extent of competitors' responsiveness to customer needs.

EMPLOYEES

     As of December 31, 1996, the Company had a total staff of 238 employees and independent contractors, comprised of 174 technical personnel (of whom 36 were project managers and 138 were project engineers), 21 sales and marketing personnel and 43 corporate services and administrative personnel. The Company's professional personnel have a variety of educational backgrounds, including degrees in software engineering, electrical engineering, computer science, mechanical engineering, linguistics and business administration; over 88 of the Company's employees at December 31, 1996 have advanced degrees. The Company has historically filled a portion of its engineering staffing needs through the retention of independent contractors at a cost not materially greater than the cost of retaining its own employees. The Company believes that its practice of retaining independent contractors on a per engagement basis provides it with access to specialized knowledge when needed, as well as greater flexibility in adjusting staffing levels in response to changes in the demand for its services.

     The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled managerial, technical, marketing and support personnel. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

INTELLECTUAL PROPERTY

     The Company relies upon a combination of patent, trade secret, non-disclosure and other contractual arrangements, and patent, copyright and trademark laws, to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

     The Company's business includes the development of custom software solutions in connection with specific client engagements. Ownership of certain custom components of such software is generally assigned to the client. The Company has licensed through December 1997 certain custom software components developed in the course of an engagement for a client. In addition, the Company also develops core software technology and reusable software templates, often in the course of engagements for clients, as well as object-oriented software components and certain software "tools," which can be reused in software application development and which generally remain the property of the Company.

     Although the Company believes that its services and solutions, including its reusable software templates, do not infringe on the intellectual property rights of others and that it has all rights necessary to utilize the intellectual property employed in its business, the Company is subject to the risk of litigation alleging infringement of third party intellectual property rights. There can be no assurance that third parties, including the parties for whom the Company has been engaged to develop solutions, from which its reusable software templates have been derived, will not assert infringement claims against the Company in the future with respect to intellectual property utilized by the Company now or in the future. Any such claims could require the Company to expend significant sums in litigation, pay damages, develop noninfringing intellectual property or acquire licenses to the intellectual property which is the subject of asserted infringement.

ITEM 2. PROPERTIES.

     The Company's headquarters and principal administrative, sales and marketing and software solutions development operations are located in approximately 55,000 square feet of leased space in Pittsburgh, Pennsylvania. The Company occupies these premises under a lease expiring in December 1999. The Company also leases an additional 20,000 square feet of space under this lease; this additional space is currently subleased to other tenants for terms expiring in September 1997 and March 1998. In addition, the Company leases office space in Denver, Colorado, Atlanta, Georgia and Fairview Heights, Illinois. The Company anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

       NAME            AGE                                 POSITION
------------------     ----     --------------------------------------------------------------
Dennis Yablonsky        44      President, Chief Executive Officer and Director
Bruce D. Russell        51      Executive Vice President, Chief Operating Officer and Director
John W. Manzetti        49      Executive Vice President, Chief Financial Officer, Treasurer,
                                Secretary and Director

     Mr. Yablonsky has served as President and Chief Executive Officer and as a director of the Company since August 1987. Before joining the Company, Mr. Yablonsky was President and Chief Operating Officer of Cincom Systems of Cincinnati, Ohio, a privately-held company that markets software products to the manufacturing, government and academic markets.

     Dr. Russell has served as Executive Vice President and Chief Operating Officer and as a director of the Company since February 1995. Prior to becoming an Executive Vice President, Dr. Russell served as Vice President and Division Manager from January 1989 through January 1995.

     Mr. Manzetti has served as Executive Vice President, Chief Financial Officer and Treasurer and as a director of the Company since February 1995. Prior to becoming an Executive Vice President, Mr. Manzetti served as Vice President, Finance and Administrative Services and Chief Financial Officer from October 1988 to February 1993, and as Vice President and Division Manager and Chief Financial Officer from February 1993 to February 1995. Mr. Manzetti has been Secretary since February 1989.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "CGIX." The following table sets forth the range of high and low sale prices of the Common Stock as reported on the Nasdaq National Market for the periods indicated.

        1995                                                         HIGH        LOW
                                                                    -------     ------
        Fourth Quarter (ended 12/31/95)..........................   $11.000     $8.750
        1996:
        First Quarter (ended 3/31/96)............................   $10.250     $6.625
        Second Quarter (ended 6/30/96)...........................   $10.750     $8.250
        Third Quarter (ended 9/30/96)............................   $ 8.750     $5.000
        Fourth Quarter (ended 12/31/96)..........................   $ 8.500     $5.250
        1997:
        First Quarter (through 3/21/97)..........................   $ 7.750     $5.375

     On March 21, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $5.50 per share. As of such date there were approximately 4,100 holders of record of the Company's Common Stock.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

                                                            YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------
                                             1992        1993        1994        1995        1996
                                            -------     -------     -------     -------     -------
Statement of Operations Data:
Total Revenue............................   $16,239     $12,817     $17,875     $25,650     $28,409
Income (loss) from operations............      (844)     (2,065)      1,159       2,847       2,301
Income (loss) before income taxes........      (779)     (2,021)      1,162       2,849       2,928
Income tax benefit (provision)...........       (64)         --         277       1,827         432
Cumulative effect of change in accounting
  principle..............................       755          --          --          --          --
Net Income (loss)........................       (88)     (2,021)      1,439       4,676       3,360
Earnings (loss) per share of common
  stock..................................   ($ 0.02)    ($ 0.42)    $  0.25     $  0.82     $  0.47
Weighted average number of common shares
  outstanding............................     4,828       4,829       5,717       5,686       7,101

                                                                  DECEMBER 31
                                            -------------------------------------------------------
                                             1992        1993        1994        1995        1996
                                            -------     -------     -------     -------     -------
Balance Sheet Data:
Working Capital..........................   $ 3,104     $ 1,196     $ 2,055     $16,139     $19,793
Total assets.............................     7,416       6,025       8,943      24,989      28,489
Obligations under capital
  leases-noncurrent portion..............         4          --          90          40          --
Total stockholders' equity...............     5,301       2,761       4,200      19,729      23,638

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Carnegie Group, founded in 1983, derives its revenue primarily from the performance of software services, and to a lesser extent from the sale of software licenses. Carnegie Group, Inc. provides client/server software development services that integrate advanced user-centered, intelligent software technologies with clients' existing computing infrastructures to automate and enhance complex business processes. The Company performs business and technical consulting, custom software development and systems integration services to improve clients' productivity and market position in two business areas: customer interaction; and logistics, planning and scheduling. Within these areas, the Company targets its services to clients in the financial services, government, manufacturing and telecommunications industries.

     The market for the Company's services and solutions is highly fragmented and is served by numerous firms. In providing services to clients in its targeted industries, the Company competes with, among others, the consulting practices of the "Big Six" accounting firms, systems consulting and integration firms and the professional services groups of large companies. In addition, clients may elect to use their internal information systems resources to satisfy their needs for the software development, systems integration and technical consulting services that the Company offers.

     Revenue from software services represented 94.9% of the Company's total revenue in 1996. Fees for software services provided by the Company typically are based on Carnegie Group staffing requirements and the overall scope and timing of the project as agreed upon with the client. The Company has historically filled a portion of its engineering staffing needs through the retention of independent contractors at a cost not materially greater than the cost of retaining its own employees. The Company believes that its practice of retaining independent contractors on a per engagement basis provides it with access to specialized knowledge when needed, as well as greater flexibility in adjusting staffing levels in response to changes in the demand for its services. The Company's software services are generally performed on a time-and-materials basis, although the Company also provides certain software services on a fixed-price or cost-plus-fixed-fee basis, depending on the overall project scope, risks and client requirements. The Company records software services revenue at estimated realizable rates as labor hours are recorded, or as project milestones or deliverables are met, whichever most accurately reflects project completion status. Adjustments are made to software services revenue as required using the percentage-of-completion method of accounting. In recent years, the Company has realized higher cost of revenue on unrelated party software services contracts due to differences in contract values, contractual periods and relative productivity when compared to related party software services contracts.

     Revenue from software licenses, which represented 5.1% of the Company's total revenue in 1996, includes fees for licenses, education and training, maintenance revenue and miscellaneous revenue. Revenue from software licenses includes fees for reusable software templates as well as fees for templates sold on a stand-alone basis. The Company records revenue on licenses of reusable software templates when the license agreement is executed, the client purchase order is received and the software has been shipped to the client. Because development costs of these templates have been fully amortized in previous periods (as described below), current costs of software licenses revenue are insignificant. The Company does not believe that the effects of costs of software licenses revenue on the Company's aggregate gross margins or software licenses gross margins are material. Maintenance revenue with respect to software licenses is recorded ratably over the term of the maintenance agreement. Miscellaneous revenue includes fees received from various joint marketing arrangements with other companies.

     Historically, a significant portion of the Company's total revenue has been attributable to sales to a limited number of clients. In 1996, total revenue from billings to each of the United States Transportation Command, Caterpillar Inc., and BellSouth Telecommunications, Inc. accounted for more than 10% of the Company's total revenue. In 1995, total revenue from billings to each of such customers and U S WEST Communications, Inc. accounted for more than 10% of the Company's total revenue. The Company expects to continue to derive a significant portion of its revenue from a relatively limited number of major clients.

     In accordance with applicable accounting principles, the Company presents revenue from related parties and cost of revenue from related parties as separate line items in its statements of operations. Software license revenue from related parties is not presented because it is not significant. Related parties for these purposes include: U S West Communications, Inc., the ultimate parent corporation of which has a representative on the Company's Board of Directors, and Ford Motor Company, which holds approximately 8.9% of the Company's Common Stock outstanding as of March 21, 1997. Because the Company's business is characterized by significant customer concentration and relatively large projects, the timing of performance for each client engagement can result in significant variability in the Company's total revenue and total cost of revenue from period to period; both revenue and cost of revenue from software services from related parties have varied accordingly.

     Research and development expenses consist primarily of expenses for the development of licensable software for sale as stand-alone products, rather than development work performed in the course of client project engagements. Development efforts with respect to TestBench represent investments in new or updated functions or features. Research and development expenses have increased as a percentage of total revenue and have remained a significant percentage of software license revenue. Over the past five years, the Company has also benefitted from the development of reusable software templates in the course of performing engagements for clients. No software development costs were capitalized in 1994, 1995 or 1996. Based on the Company's product development process, technological feasibility is not established until completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant in recent years.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to total revenue of certain items in the Company's consolidated statement of operations.

                                                                    YEAR ENDED DECEMBER 31
                                                                 -----------------------------
                                                                 1994        1995        1996
                                                                 -----       -----       -----
Revenue:
  Software services-Unrelated parties.........................    53.0%       81.8%       84.6%
  Software services-Related parties...........................    37.2        12.6        10.3
                                                                 -----       -----       -----
     Total Software services..................................    90.2        94.4        94.9
  Software licenses...........................................     9.8         5.6         5.1
                                                                 -----       -----       -----
     Total revenue............................................   100.0       100.0       100.0
Costs and expenses:
  Cost of revenue-Unrelated parties...........................    38.4        53.1        56.1
  Cost of revenue-Related parties.............................    20.6         6.9         6.4
                                                                 -----       -----       -----
     Total cost of revenue....................................    59.0        60.0        62.5
  Research and development....................................     3.1         2.2         3.2
  Selling, general and administrative.........................    31.4        26.7        26.2
                                                                 -----       -----       -----
     Total costs and expense..................................    93.5        88.9        91.9
Income from operations........................................     6.5        11.1         8.1
Other income, net.............................................      --          --         2.2
                                                                 -----       -----       -----
Income before income taxes....................................     6.5        11.1        10.3
Income tax benefit............................................     1.6         7.1         1.5
Net income....................................................     8.1%       18.2%       11.8%
                                                                 -----       -----       -----

  COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995.

     Revenue. Total revenue was $28.4 million in 1996 compared to $25.7 million in 1995, an increase of $2.7 million or 10.8%. This growth resulted principally from volume increases in sales of software services.

     Total software services revenue was $27.0 million in 1996 compared to $24.2 million in 1995, an increase of $2.8 million or 11.4%. This increase was primarily attributable to an extension of a logistics, planning and scheduling engagement for a government industry client and the continuation of a customer contact engagement for a client in the telecommunications industry. Revenue from software services-unrelated parties was $24.0 million in 1996 compared to $21.0 million in 1995, an increase of $3.0 million or 14.6%. This increase was primarily attributable to the extension of a logistics, planning and scheduling engagement and of a customer interaction engagement, both of which are described above. Revenue from software services-related parties was $2.9 million in 1996 compared to $3.2 million in 1995, a decrease of $.3 million or 9.7%. This decrease was primarily attributable to the completion of customer interaction engagements for a telecommunications industry client. Also, results for 1996 were affected by the renegotiation of a fixed-price contract, which resulted in engineers related to that contract being underutilized for a portion of the year.

     Revenue from software licenses was unchanged at $1.4 million in 1996 compared to $1.4 million in 1995.

     Cost of Revenue. Cost of revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total cost of revenue was $17.8 million in 1996 compared to $15.4 million in 1995, an increase of $2.4 million or 15.5 %. This increase was primarily attributable to additional professional staff hired to perform the increased volume of software services. Total cost of revenue was 62.5% of total revenue in 1996, compared to 60.0% of total revenue in 1995. This percentage increase was primarily attributable to increased costs associated with the renegotiation of a fixed-price contract for a telecommunications industry client. Cost of revenue-unrelated parties was $15.9 million in 1996 compared to $13.6 million in 1995, an increase of $2.3 million or 17.1 %. This increase was primarily attributable to additional professional staff hired or reassigned to perform the increased volume of software services following the completion of customer contact engagements for a telecommunications client. Also, as mentioned earlier, the increased revenue from software services-unrelated parties for the extension of a logistics, planning and scheduling engagement for a government industry client required an increase in associated costs. Cost of revenue from software services-related parties was $1.8 million in 1996 compared to $1.8 million in 1995.

     Research and Development. Research and development expenses were $908,000 in 1996 compared to $568,000 in 1995, an increase of $340,000 or 59.9%. This increase was primarily due to product development of various templates for the services areas of the business.

     Selling, General and Administrative. Selling, general and administrative expenses include costs of proposal development and proposal writing, marketing communications and advertising, sales and management staff and corporate services functions, including accounting, human resources and legal services, along with corporate executive staff. Selling, general and administrative expenses were $7.4 million in 1996 compared to $6.9 million in 1995, an increase of $.5 million or 8.5%. This dollar increase resulted primarily from increases in sales and marketing expenses needed to support the Company's total revenue growth along with increased insurance and professional services expenses related to being a newly public company. These expenses decreased as a percentage of total revenue from 26.7% in 1995 to 26.2% in 1996 as a result of lower Company fixed costs as a percentage of total revenue.

     Other Income. Total other income for 1996 was $627,000 compared to total other income of $2,000 in 1995, an increase of $625,000. This increase was due primarily to interest income earned on the net proceeds received in December 1995 from the Company's initial public offering, which were invested in an interest-bearing account.

     Income Tax Benefit. An income tax benefit of $432,000 was recorded in 1996. The effective income tax rate in 1996 was higher than the effective income tax rate in 1995 due to changes in the amount of benefit recognized as a result of the Company's current estimate of the deferred tax asset believed more likely than not to be realized. See "Income Tax Considerations."

  COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

     Revenue. Total revenue was $25.7 million in 1995 compared to $17.9 million in 1994, an increase of $7.8 million or 43.5%. This growth resulted principally from volume increases in sales of software services.

     Total software services revenue was $24.2 million in 1995 compared to $16.1 million in 1994, an increase of $8.1 million or 50.3%. This increase was primarily attributable to an extension of a logistics, planning and scheduling engagement for a government industry client and the commencement of a customer contact engagement for a new client in the telecommunications industry. Revenue from software services-unrelated parties was $21.0 million in 1995 compared to $9.5 million in 1994, an increase of $11.5 million or 121.5%. This increase was primarily attributable to the extension of a logistics, planning and scheduling engagement and the commencement of a customer contact engagement, both of which are described above. A portion of the increase was also attributable to the enlargement of the scope of a customer services engagement for a manufacturing industry client. Revenue from software services-related parties was $3.2 million in 1995 compared to $6.6 million in 1994, a decrease of $3.4 million or 51.2%. This decrease was primarily attributable to the completion of customer contact engagements for a telecommunications industry client.

     Revenue from software licenses was $1.4 million in 1995 compared to $1.8 million in 1994, a decrease of $400,000 or 18.6%. This decrease was attributable to a decrease in revenue from licenses of the Company's TestBench template.

     Cost of Revenue. Cost of revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total cost of revenue was $15.4 million in 1995 compared to $10.5 million in 1994, an increase of $4.9 million or 45.9%. This increase was primarily attributable to additional professional staff hired to perform the increased volume of software services. Total cost of revenue was 60.0% of total revenue in 1995, compared to 59.0% of total revenue in 1994. This percentage increase was primarily attributable to lower levels of higher margin software license revenue and increased costs associated with the commencement of an engagement for a new client. Cost of revenue-unrelated parties was $13.6 million in 1995 compared to $6.9 million in 1994, an increase of $6.7 million or 98.3%. This increase was primarily attributable to additional professional staff hired or reassigned to perform the increased volume of software services. Cost of revenue-related parties was $1.8 million in 1995 compared to $3.7 million in 1994, a decrease of $1.9 million or 52.1%. This decrease was primarily attributable to the reallocation of professional staff to provide additional software services to unrelated parties following the completion of customer contact engagements for a telecommunications industry client.

     Research and Development. Research and development expenses were $568,000 in 1995 compared to $548,000 in 1994, an increase of $20,000 or 3.6%. This increase was primarily due to product development related to the TestBench template.

     Selling, General and Administrative. Selling, general and administrative expenses include costs of proposal development and proposal writing, marketing communications and advertising, sales and management staff and corporate services functions, including accounting, human resources and legal services, along with corporate executive staff. Selling, general and administrative expenses were $6.9 million in 1995 compared to $5.6 million in 1994, an increase of $1.3 million or 21.9%. This dollar increase resulted primarily from increases in sales and marketing expenses to support growth in the Company's total revenue. These expenses decreased as a percentage of total revenue from 31.4% in 1994 to 26.7% in 1995 as a result of lower Company fixed costs as a percentage of total revenue.

     Income Tax Benefit. An income tax benefit of $1,827,000 was recorded in 1995. The effective income tax rate in 1995 was lower than the effective income tax rate in 1994 as a result of the Company's current estimate of the deferred tax asset believed more likely than not to be realized. See "Income Tax Considerations."

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations in recent years primarily through cash generated from operations and the use of cash reserves. In 1995 the Company also funded its operations in part through borrowing under available lines of credit and through the net proceeds of the initial public offering of its Common Stock. There were no borrowings in 1996.

     During 1996, the Company had net income of $3.4 million and had a net generation of cash of $2.3 million. The net generation of cash was primarily attributable to $3.2 million from operations.

     The Company has experienced growth in revenue earned but not yet billed when comparing the year ended December 31, 1996 to the year ended December 31, 1995. Invoicing of amounts to clients generally occurs within 45 days of time and materials cost occurrence, unless a specific schedule is agreed upon, and payment follows invoicing in accordance with customary terms. The Company has not experienced any significant write-downs of receivables, nor does the Company expect that the payments are doubtful; accordingly, the Company has not made an allowance for doubtful accounts.

     Advanced billings and deferred revenue increased at December 31, 1996 when compared to the year ended December 31, 1995. Advanced billings and deferred revenue balances normally will change from period to period. Any increase would reflect billings in advance of revenue earned, but which were billed in accordance with established or agreed billings schedules. These amounts are recorded as deferred revenue until earned. The timing and magnitude of such advance billings vary from contract to contract and from client to client.

     The Company has a committed line of credit agreement in the amount of $3.5 million in place with PNC Bank, N.A. (the "Bank"). No borrowings were outstanding against the committed line of credit at December 31, 1996 and December 31, 1995. Borrowings under this agreement are collateralized by accounts receivable. This line of credit bears interest at the Bank's prime interest rate and the Bank charges a 0.15% fee per annum on the unused portion of that line of credit. The Bank's prime interest rate at December 31, 1996 was 8 1/4% compared to 8 1/2% at December 31, 1995.

     The Company believes that current cash balances, together with cash generated from operations and borrowing available under its lines of credit, will satisfy the Company's working capital and capital expenditure requirements during fiscal year 1997 and the foreseeable period thereafter. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings. Capital expenditures are typically made for computing equipment, software, physical plant and furniture and fixtures in order to seek enhancements in the productivity of the Company's employees and to support growth.

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

INCOME TAX CONSIDERATIONS

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $8.2 million available to reduce federal taxable income through 2008. If an "ownership change" were to occur, within the meaning of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards would be subject to an annual limitation. Generally, an "ownership change" occurs with respect to a corporation if shareholders who own, directly or indirectly, 5% or more of the capital stock of the corporation increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of such stock owned by such shareholders at any time during a prescribed testing period. If the annual limitation were to apply, the amount of the limitation would equal the product of (i) the fair market value of the Company's equity on the date of the ownership change, with certain adjustments, including an adjustment to exclude capital contributions made in the two years preceding the date of the ownership change and (ii) a long-term tax exempt bond rate of return published monthly by the Internal Revenue Service. Should the annual limitation apply, the Company believes that it would affect the timing of the use of, but not the ultimate ability of the Company to use, the net operating loss carryforwards to reduce future income tax liabilities. The applicability of the limitation is not expected to affect the income tax provision (benefit) reported for financial accounting purposes.

     SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of its deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has weighed the positive evidence of sustained profitability over the last three years and future income expectations within the Company's three-year strategic planning horizon against the negative evidence of dependence upon a limited number of customers and other uncertainties and has concluded that retaining a valuation allowance related to net operating losses is no longer necessary at December 31, 1996.

     In estimating the amount of its realizable deferred tax asset, the Company gives substantial weight to recent historical results. Significant changes in circumstances or in enacted tax laws which affect the valuation allowance are recorded when they occur. The Company's annual strategic business planning process takes place in the fourth quarter of the year, and the valuation allowance is adjusted for future years' income expectations resulting from that process. When preparing subsequent interim and annual financial statements, the Company reevaluates whether there has been any significant change in the assumptions underlying its plan and adjusts the valuation allowance as necessary. For example, in the fourth quarter of 1996, 1995 and 1994, as a result of its annual strategic business planning process, the Company reevaluated its future years' income expectations and recorded a discrete income tax benefit as an adjustment to the valuation allowance in each of those quarters.

OTHER

     SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," did not affect the Company's financial position or results of operations because the Company has not offered such benefits.

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," became effective in 1996. The adoption of this standard did not have a material effect on the results of operations or the financial position of the Company.

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option but allows companies to continue recording compensation cost using currently accepted measurement principles. Beginning in 1996, companies electing to continue using currently accepted recognition principles are required to make pro forma disclosures of net income as if the fair value based method of accounting had been applied. Carnegie Group continues accounting for its stock-based employee compensation plans under currently accepted recognition principles and has presented the pro forma disclosures required under this statement in 1996. Accordingly, the adoption of this statement had no affect on the results of operations or financial position of Carnegie Group.

     Inflation is not expected to have a significant effect upon the Company's business in the near future.

                            ------------------------

     In December 1995, Congress enacted the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act provides a "safe harbor" from liability in any private action that is based on an alleged untrue statement of a material fact or alleged omission of a material fact necessary to make the statement not misleading. The Company wishes to take advantage of the "safe harbor" provided by the Act. To the extent that any of the statements made herein may be deemed to be forward-looking statements or to the extent that the Company or its representatives may in the future be deemed to make oral forward-looking statements, the following is a list of important factors, among others, that could cause actual results to differ materially from those expressed in any such forward-looking statements:

     Dependence Upon Limited Number of Clients. The Company has derived in the past, and expects to derive in the future, a significant portion of its revenue from a relatively limited number of major clients. For example, approximately 83%, 87% and 80% of total software services revenue in the years ended December 31, 1996, 1995 and 1994, respectively, was derived from the Company's five largest clients in each such period. In 1996, revenue from billings to each of the United States Transportation Command, BellSouth Telecommunications, Inc. and Caterpillar Inc. accounted for more than 10% of the Company's total revenue. In 1995, revenue from billings to each of such customers and U S WEST Communications, Inc. accounted for more than 10% of the Company's total revenue. The Company's business depends in large part upon its ability to establish and maintain relationships with a limited number of large clients. The loss of, or any significant reduction in the services provided to, any existing major clients, or the failure of the Company to establish and maintain relationships with new major clients, would have a material adverse effect on the Company's business, financial position and results of operations.

     Project Risks. Many of the Company's engagements involve projects which are critical to the operations of its clients' businesses and which provide benefits that may be difficult to quantify. Moreover, many of these engagements are significant to the Company, in that each may represent a significant portion of the Company's total revenue. For example, the Company's ten largest engagements accounted for approximately 76%, 68%, and 56% of total software services revenue in the years ended December 31, 1996, 1995 and 1994, respectively. The Company's failure or inability to meet a client's expectations in the performance of an engagement could have a material adverse effect on the Company's business, financial position and results of operations, including damage to the Company's reputation that could adversely affect its ability to attract new business. In addition, the Company's engagements generally are terminable by clients on short or no notice. An unanticipated termination of a major engagement could require the Company either to maintain under-utilized employees, resulting in a higher than expected number of unassigned persons and concomitant lower utilization rate, or to terminate such employees, resulting in higher severance expenses. The Company must maintain a sufficient number of senior professionals to oversee existing client engagements and to participate with the Company's sales force in securing new client engagements; thus, professional staff expenses are relatively fixed. Although the majority of the Company's contracts are performed on a time-and-materials basis, some contracts are performed on a fixed-price basis, exposing the Company to the risks of cost overruns and inflation.

     Variability of Quarterly Operating Results; Future Operating Results Uncertain. The Company has experienced significant quarterly and other variations in revenue and operating results. Because the Company's business is characterized by significant client concentration and relatively large projects, the timing of performance for each client engagement can result in significant variability in the Company's revenue and cost of revenue from quarter to quarter. In addition, variations in the Company's revenue and operating results occur as a result of a number of other factors, such as employee hiring and utilization rates and the number of working days in a quarter. The timing of revenue is difficult to forecast because the Company's sales cycle is relatively long and may depend on factors such as the size and scope of assignments and general economic conditions. Because a high percentage of the Company's expenses, particularly employee compensation, are relatively fixed, a variation in the timing of the initiation or completion of client engagements, especially at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in quarterly losses. Future revenue and operating results may vary as a result of these and other factors, including the demand for the Company's services and solutions and the competitive conditions in the industry. Moreover, much of the Company's revenue from software licenses is realized upon the licensing of individual copies of software, rather than in the course of a specific services engagement. Accordingly, the timing of software license revenue can be difficult to predict and may vary significantly from quarter to quarter. Many of the factors that could result in quarterly variations are not within the Company's control. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

     In addition, quarterly variations, together with the Company's dependence upon a limited number of clients and the Company's experience of adverse operating results in years prior to 1994, make it difficult for management to engage in strategic planning that contemplates a horizon of more than three years. Thus, income expectations beyond three years are viewed by management as very uncertain, and management's assessment of its ability to realize its deferred tax asset through future taxable income reflects this. The Company's interim and annual financial statements include a valuation allowance that is intended to reflect management's estimation, in light of these and other risk factors, of the realizability of its deferred tax asset. In determining the amount of the valuation allowance and the possible need to adjust that amount, the Company weighs the negative evidence of its dependence upon a limited number of clients and the other risks described herein, on the one hand, against the positive evidence of recent results and future expectations over its three-year planning horizon, on the other hand. The Company then adjusts the valuation allowance to reflect the portion of the deferred tax asset that the Company believes it will, more likely than not, be unable to realize. The valuation allowance reflects that the Company does not believe, that it is more likely than not to realize certain deferred tax assets.

     Dependence on Key Management Personnel. The Company's success depends in significant part upon the retention of key senior management and technical personnel. The Company does not have employment agreements with any of its personnel other than Dennis Yablonsky, its President and Chief Executive Officer, nor does it maintain key man life insurance on any of its personnel. The loss of one or more of its key management employees or the inability to attract and retain other qualified management employees could have a material adverse effect on the Company's business, financial position and results of operations.

     Attraction and Retention of Employees. Carnegie Group's business involves the delivery of software development services and is labor-intensive. The Company's success depends in large part upon its ability to attract, retain and motivate highly skilled employees, particularly project managers, sales and marketing personnel, engineers and other senior personnel. Qualified project managers and engineers are in particularly great demand and are likely to remain a limited resource in the foreseeable future. Although the Company expects to continue to attract sufficient numbers of highly skilled employees and to retain existing project managers, sales and marketing personnel, engineers and other senior personnel for the foreseeable future, there can be no assurance that the Company will be able to do so. The Company, like others in the information technology services industry, is subject to a relatively high annual rate of turnover in personnel. The loss of project managers, sales and marketing personnel, engineers and other senior personnel could have a material adverse effect on the Company's business, financial position and results of operations, including its ability to secure and complete engagements. No project managers, sales and marketing personnel, engineers or other senior personnel have entered into employment agreements, other than Dennis Yablonsky, the Company's President and Chief Executive Officer.

     Management of Growth. Carnegie Group is currently experiencing a period of growth which has placed, and could continue to place, a strain on the Company's financial and other resources. The Company was founded in 1983 by computer scientists at Carnegie Mellon University in Pittsburgh, Pennsylvania. The Company was initially funded through equity investments and technology alliances with Digital Equipment Corporation, Generale de Service Informatique, The Boeing Company, Texas Instruments Incorporated, Ford Motor Company and U S WEST, Inc. From January 1, 1994 through December 31, 1996, the size of the Company's staff increased from 124 to 238 employees and independent contractors. In addition, the Company has opened offices in Atlanta, Georgia and Fairview Heights, Illinois since January 1, 1995. In order to manage any further growth in its staff and facilities, the Company must continue to improve its operational, financial and other internal systems, and to attract, train, motivate and manage its personnel. If the Company is unable to manage growth effectively and new personnel are unable to achieve anticipated performance levels, the Company's business, financial position and results of operations would be adversely affected.

     Competition. The information technology services market includes a large number of participants, is subject to rapid change and is highly competitive. The Company competes with and faces potential competition for client assignments and experienced personnel from a number of companies that have significantly greater financial, technical and marketing resources and greater name recognition. Primary competitors include: the consulting practices of the "Big Six" accounting firms; systems consulting and integration firms such as American Management Systems, Inc. and Cambridge Technology Partners, Inc.; and the professional services groups of large companies, such as International Business Machines Corporation, Digital Equipment Corporation and AT&T Corporation. In addition, clients may elect to use their internal information systems resources to satisfy their needs for software development, systems integration and technical consulting services, rather than using those services offered by the Company. The Company also faces competition from organizations providing outsourcing services to the information systems departments of existing and potential clients. In addition, the information technology services market is highly fragmented and is served by numerous firms; some of these firms compete nationally and internationally, while others serve only their respective local markets. While the Company has not experienced competition from foreign providers of information technology services, there can be no assurance that the Company will not experience such competition in the future. Carnegie Group has targeted, and expects to continue to target, industries that are characterized by business areas (such as customer interaction, and logistics, planning and scheduling) to which the Company's services and technology are particularly well-suited, and by participants who possess the financial resources and scale of operations necessary to support the engagement of service providers such as the Company. A growing number of professional services firms are seeking engagements from that same client group. The Company believes that the principal competitive factors in the information technology services industry include the nature of the service offering, quality of service, timeliness, responsiveness to client needs, experience with the client's industry and competitive environment, technical expertise, access to replicable technology, such as software templates, and price. The Company believes that its ability to compete also depends in part upon a number of competitive factors outside its control, including: the ability of its competitors to hire, retain and motivate project managers, sales and marketing personnel and engineers; competitors' ownership of or access to software and technology used by potential clients; the development by others of software that is competitive with the Company's solutions and services; the price at which others offer comparable services; and the extent of competitors' responsiveness to customer needs.

     Developing Market; Technological Advances. The market for client/server software development services is continuing to develop. The Company's success is dependent in part upon the acceptance of information processing systems utilizing client/server architectures. While the Company believes that corporations and government agencies will continue to accept the use of client/server architectures, a decline in this trend could have a material adverse effect on the Company's business, financial position and results of operations. The Company's success will also depend in part on its ability to develop software solutions that incorporate and keep pace with continuing changes in advanced software technologies, evolving industry standards and changing client preferences. There can be no assurance that the Company will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace. The Company's failure to address these developments could have a material adverse effect on the Company's business, financial position and results of operations. In addition, there can be no assurance that products or technologies developed by others will not render the Company's services uncompetitive or obsolete.

     Intellectual Property Rights. The Company's success is dependent in part upon reusable software templates and other intellectual property. The Company's business includes the development of custom software solutions in connection with specific client engagements. Ownership of certain custom components of such software is generally assigned to the client. The Company has licensed through December 1997 certain custom software components developed in the course of an engagement for a client. In addition, the Company also develops core software technology and reusable software templates, often in the course of engagements for clients, as well as object-oriented software components and certain software "tools," which can be reused in software application development and which generally remain the property of the Company.

     The Company relies upon a combination of patent, trade secret, non-disclosure and other contractual arrangements, and patent, copyright and trademark laws, to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

     Although the Company believes that its services and solutions (including its reusable software templates) do not infringe on the intellectual property rights of others and that it has all rights necessary to utilize the intellectual property employed in its business, the Company is subject to the risk of litigation alleging infringement of third party intellectual property rights. There can be no assurance that third parties (including the parties for whom the Company has been engaged to develop solutions, from which its reusable software templates have been derived) will not assert infringement claims against the Company in the future with respect to intellectual property utilized by the Company now or in the future. Any such claims could require the Company to expend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property which is the subject of asserted infringement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Carnegie Group, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Carnegie Group, Inc. and its subsidiaries (the Company) at December 31, 1994, 1995 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Pittsburgh, Pennsylvania
February 3, 1997

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        DECEMBER 31, 1994, 1995 AND 1996

                                                                    DECEMBER 31,
                                                   ----------------------------------------------
                                                       1994             1995             1996
                                                   ------------     ------------     ------------
                                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents.......................   $    915,237     $ 12,394,588     $ 14,691,765
Accounts receivable (Note 3)....................      3,256,054        5,131,922        2,751,316
Accounts receivable from related parties (Notes
  3 and 10).....................................      1,137,149           76,296          769,223
Accounts receivable--unbilled (Note 3)..........        517,550        2,048,609        3,660,765
Accounts receivable related parties--unbilled
  (Notes 3 and 10)..............................        600,924           87,690          188,302
Deferred income taxes (Note 11).................         90,968        1,222,061        2,179,426
Other current assets............................        189,294          397,883          403,508
                                                   ------------     ------------     ------------
       Total current assets.....................      6,707,176       21,359,049       24,644,305
                                                   ------------     ------------     ------------
Property and equipment, net of accumulated
  depreciation and amortization (Note 4)........      1,252,050        1,812,894        2,046,415
Deferred income taxes (Note 11).................        922,524        1,779,792        1,775,480
Other assets....................................         61,040           36,900           23,055
                                                   ------------     ------------     ------------
       Total assets.............................   $  8,942,790     $ 24,988,635     $ 28,489,255
                                                   ============     ============     ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable..........................   $  1,158,088     $  1,107,592     $    614,458
Payables to related parties (Note 10)...........        571,212          967,673        1,034,608
Accrued compensation............................      1,085,504        1,130,479          706,965
Advance billings and deferred revenue...........        898,985          537,541        1,101,221
Accrued rent (Note 5)...........................        695,014          626,253          538,641
Other accrued liabilities.......................        194,727          801,544          821,752
Obligations under capital leases--current
  portion (Note 5)..............................         48,691           48,691           33,242
                                                   ------------     ------------     ------------
       Total current liabilities................      4,652,221        5,219,773        4,850,887
                                                   ------------     ------------     ------------
Obligations under capital leases--noncurrent
  portion (Note 5)..............................         90,193           39,671               --
                                                   ------------     ------------     ------------
       Total liabilities........................      4,742,414        5,259,444        4,850,887
                                                   ------------     ------------     ------------
STOCKHOLDERS' EQUITY (NOTES 7 AND 8):
Common stock, $.01 par value; 20,000,000 shares
  authorized, 4,755,870, 6,386,200, and
  6,512,038 shares issued at December 31, 1994,
  1995, and 1996, respectively..................         47,559           63,862           65,120
Capital in excess of par value..................     19,999,834       30,836,317       31,384,080
Accumulated deficit.............................    (15,372,017)     (10,695,988)      (7,335,832)
Treasury stock, 190,000 shares at December 31,
  1994, 1995, and 1996 (at cost)................       (475,000)        (475,000)        (475,000)
                                                   ------------     ------------     ------------
       Total stockholders' equity...............      4,200,376       19,729,191       23,638,368
                                                   ------------     ------------     ------------
Commitments (Note 5)............................             --               --               --
                                                   ------------     ------------     ------------
       Total liabilities and stockholders'
          equity................................   $  8,942,790     $ 24,988,635     $ 28,489,255
                                                   ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1994            1995            1996
                                                      -----------     -----------     -----------
Revenue (Notes 9 and 10):
  Software services--Unrelated parties.............   $ 9,468,433     $20,972,461     $24,039,258
  Software services--Related parties...............     6,647,986       3,245,219       2,931,565
                                                      -----------     -----------     -----------
       Total software services.....................    16,116,419      24,217,680      26,970,823
  Software licenses................................     1,759,037       1,432,628       1,438,225
                                                      -----------     -----------     -----------
       Total revenue...............................    17,875,456      25,650,308      28,409,048
                                                      -----------     -----------     -----------
Costs and expenses:
  Cost of revenue--Unrelated parties...............     6,869,140      13,618,798      15,948,615
  Cost of revenue--Related parties.................     3,671,653       1,757,072       1,810,554
                                                      -----------     -----------     -----------
       Total cost of revenue.......................    10,540,793      15,375,870      17,759,169
  Research and development.........................       547,926         567,710         907,976
  Selling, general and administrative..............     5,627,878       6,859,608       7,441,487
                                                      -----------     -----------     -----------
       Total costs and expenses....................    16,716,597      22,803,188      26,108,632
                                                      -----------     -----------     -----------
Income from operations.............................     1,158,859       2,847,120       2,300,416
Other income (expense):
  Interest income..................................         8,768          58,660         617,764
  Other income.....................................        25,465          24,447          27,428
  Interest expense.................................       (31,590)        (81,124)        (17,665)
                                                      -----------     -----------     -----------
       Total other income..........................         2,643           1,983         627,527
                                                      -----------     -----------     -----------
Income before income taxes.........................     1,161,502       2,849,103       2,927,943
Income tax benefit (Note 11).......................       277,350       1,826,926         432,213
                                                      -----------     -----------     -----------
       Net income..................................   $ 1,438,852     $ 4,676,029     $ 3,360,156
                                                      ===========     ===========     ===========
Earnings per share of common stock.................   $       .25     $       .82     $       .47
                                                      ===========     ===========     ===========
Weighted average number of common shares
  outstanding......................................     5,717,494       5,686,456       7,101,389
                                                      ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                CAPITAL
                                   COMMON      IN EXCESS       TREASURY     ACCUMULATED        NOTE
                                    STOCK     OF PAR VALUE      STOCK         DEFICIT       RECEIVABLE       TOTAL
                                   -------    ------------    ----------    ------------    ----------    -----------
Balance at December 31, 1993....   $47,558    $ 19,999,789    $       --    $(16,810,869)   $ (475,000)   $ 2,761,478
1994:
  Exercise of stock options-- 40
    shares at $1.15 per share...        1               45            --              --            --             46
  Cancellation of note
    receivable in exchange for
    190,000 shares (Note 7).....       --               --      (475,000)             --       475,000             --
  Net income....................       --               --            --       1,438,852            --      1,438,852
                                   -------     -----------     ---------     -----------     ---------    -----------
Balance at December 31, 1994....   47,559       19,999,834      (475,000)    (15,372,017)           --      4,200,376
                                   -------     -----------     ---------     -----------     ---------    -----------
1995:
  Exercise of stock options--
    130,330 shares at
    $1.25-$5.625 per share......    1,303          463,974            --              --            --        465,277
  Initial Public Offering--
    1,500,000 shares at $8.00
    per share (less issuance
    costs)......................   15,000       10,372,509            --              --            --     10,387,509
  Net income....................       --               --            --       4,676,029            --      4,676,029
                                   -------     -----------     ---------     -----------     ---------    -----------
Balance at December 31, 1995....   63,862       30,836,317      (475,000)    (10,695,988)           --     19,729,191
                                   -------     -----------     ---------     -----------     ---------    -----------
1996:
  Exercise of stock options--
    123,847 shares at
    $1.15-$5.00 per share.......    1,238          359,593            --              --            --        360,831
  Issuance of common stock under
    employee stock purchase
    plan........................       20           15,887            --              --            --         15,907
  Income tax benefit from stock
    option plan activity........       --          196,863            --              --            --        196,863
  Initial Public Offering
    costs.......................       --          (24,580)           --              --            --        (24,580)
  Net Income....................       --               --            --       3,360,156            --      3,360,156
                                   -------     -----------     ---------     -----------     ---------    -----------
Balance at December 31, 1996....   $65,120    $ 31,384,080    $ (475,000)   $ (7,335,832)   $       --    $23,638,368
                                   =======     ===========     =========     ===========     =========    ===========

   The accompanying notes are an integral part of these financial statements.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1994            1995            1996
                                                      -----------     -----------     -----------
Cash flows from operating activities:
  Net income.......................................   $ 1,438,852     $ 4,676,029     $ 3,360,156
  Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
       Depreciation and amortization...............       568,602         704,312         982,208
       (Gain) loss on the sale of fixed assets.....        (4,500)          2,176          (1,833)
       Deferred income taxes.......................      (311,350)     (1,988,361)       (953,053)
       Changes in working capital component:
          Accounts receivable......................    (1,133,958)     (3,406,927)        768,450
          Accounts receivable--Related parties.....    (1,214,480)      1,574,087        (793,539)
          Other assets.............................      (108,827)       (184,449)          8,220
          Trade accounts payable...................       707,510         (50,496)       (493,134)
          Payables to related parties..............       216,207         396,461          66,935
          Accrued compensation.....................       633,546          44,975        (423,514)
          Accrued rent.............................        64,420         (68,761)        (87,612)
          Accrued restructuring charge.............      (340,500)             --              --
          Other accrued liabilities................      (192,240)        606,817         217,071
          Advance billings and deferred revenue
            .......................................       261,799        (361,444)        563,680
                                                      -----------     -----------     -----------
            Net cash provided by operating
               activities..........................       585,081       1,944,419       3,214,035
                                                      -----------     -----------     -----------
Cash flows from investing activities:
  Proceeds from the sales of fixed assets, net.....         4,500          18,420           4,585
  Capital expenditures.............................      (963,759)     (1,285,752)     (1,218,481)
                                                      -----------     -----------     -----------
            Net cash used in investing
activities.........................................      (959,259)     (1,267,332)     (1,213,896)
                                                      -----------     -----------     -----------
Cash flows from financing activities:
  Borrowings on line of credit.....................     2,025,000       5,125,000              --
  Repayments on line of credit.....................    (2,025,000)     (5,125,000)             --
  Capital lease obligations incurred...............       159,802              --              --
  Principal payments under capital lease
     obligations...................................       (25,145)        (50,522)        (55,120)
  Proceeds from sales of common stock, net.........            46      10,852,786         352,158
                                                      -----------     -----------     -----------
            Net cash provided by financing
               activities..........................       134,703      10,802,264         297,038
                                                      -----------     -----------     -----------
Net change in cash.................................      (239,475)     11,479,351       2,297,177
Cash and cash equivalents:
  Beginning of period..............................     1,154,712         915,237      12,394,588
  End of period....................................   $   915,237     $12,394,588     $14,691,765
                                                      ===========     ===========     ===========
Supplementary information:
  Cash paid during the period for income taxes.....   $    32,800     $    32,474     $   157,250
  Cash paid during the period for interest.........   $    31,590     $    63,358     $     5,667

                      See Note 7 for noncash transaction.

   The accompanying notes are an integral part of these financial statements.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

1. DESCRIPTION OF THE BUSINESS

     Carnegie Group, Inc. ("Carnegie Group" or the "Company") provides client/server software development services that integrate advanced user-centered, intelligent software technologies with clients' existing computing infrastructures to automate and enhance complex business processes. The Company performs business and technical consulting, custom software development, and systems integration services to improve clients' productivity and market position in two business areas: customer interaction; and logistics, planning, and scheduling. Within these areas, the Company targets its services to clients in the financial services, government, manufacturing and telecommunications industries.

2. SIGNIFICANT ACCOUNTING POLICIES

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include Carnegie Group, Inc., and its wholly owned subsidiaries, Carnegie Group Investments, Inc., Carnegie Investment Services, Inc., Carnegie Services, Inc., and Carnegie Federal Systems Corporation. All significant intercompany balances and transactions have been eliminated.

  REVENUE RECOGNITION

     Software services. Revenue from software services contracts is recognized as time and material costs are incurred, or as project milestones or deliverables are met, and is adjusted using the percentage-of-completion method of accounting, as required. When a loss is anticipated for a software services contract, a provision for such loss is recorded in the period in which the loss becomes evident. The difference between contractual amounts billed in advance to customers and amounts recorded as revenue is included in advance billings. Amounts earned but not billed to the customer are included in accounts receivable.

     Software licenses. Revenue from software licenses is recognized when a license agreement is executed, the client purchase order is received and the software is shipped to the customer. No significant vendor and post-contract support obligations remain at the time revenue is recognized. Revenue applicable to insignificant post-contract support is deferred and recognized ratably as the obligations are fulfilled. Revenue from customer support and training is recognized over the period in which the services are rendered.

  SOFTWARE DEVELOPMENT COSTS

     Certain internal development costs, primarily coding and testing of new products and enhancements to existing products, are capitalized after technological feasibility has been established. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of each product, not to exceed five years, or the ratio of current revenue to the total of current and anticipated future revenue, whichever is the greater annual charge. Based on the Company's product development process, technological feasibility is not established until completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant in recent years. Accordingly, no software development costs were capitalized in 1994, 1995 or 1996.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

     Research and development expenses consist primarily of expenses for the development of licensable software for sale as stand-alone products. Research and development costs, including software costs incurred prior to establishing technological feasibility, are expensed as incurred.

  CASH AND CASH EQUIVALENTS

     Cash equivalents consist of short-term interest-bearing deposits with original maturities of less than 90 days.

  CREDIT RISKS

     Financial instruments that subject the Company to concentrations of credit risks consist primarily of billed and unbilled receivables. The Company's clients are primarily involved in the financial services, government, manufacturing and telecommunications industries (Notes 3 and 9). Concentrations of credit risk with respect to billed and unbilled accounts receivable are limited due to the Company's credit evaluation process. Historically, the Company has not incurred any significant credit-related losses.

  PROPERTY AND EQUIPMENT

     Properties are recorded at cost. Equipment under capital lease is recorded at the lower of fair market value or the present value of future minimum lease payments. For financial reporting purposes, depreciation and amortization are provided under the straight-line method over the estimated useful lives of the respective assets, which range up to 5 years but are primarily 3 years or less. The Company uses accelerated methods for income tax purposes.

  EMPLOYEE BENEFIT PLAN

     The Company has a Section 401(k) Savings Plan (the Plan). The Plan allows employees to contribute up to 20 percent of their annual compensation, subject to statutory limitations. Company contributions to the Plan are discretionary. No Company contributions have been made to the Plan through December 31, 1996.

  INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires an asset and liability approach in accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between carrying amounts and the tax bases of all assets and liabilities.

  PER SHARE AMOUNTS

     All share and per share data have been adjusted to give effect to the 2:5 "reverse" stock split of the Company's common stock which became effective on September 18, 1995 (Note 7). An initial public offering of common stock was consummated on December 4, 1995. Pursuant to Securities and Exchange Commission staff accounting guidance, all common share equivalents issued subsequent to September 18, 1994 (using the initial public offering price of $8.00 per share for purposes of applying the treasury stock method) through September 30, 1995 (the interim period included in the initial public offering prospectus) have been included in the calculation of common shares outstanding as if they were outstanding for all periods for which net income or loss per share is presented.

     Earnings per share amounts are based on weighted average shares outstanding. Stock options are dilutive in the years 1994, 1995 and 1996 and are included as share equivalents using the treasury stock method.

  STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based

                     Carnegie Group, Inc. and Subsidiaries
     employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APBO 25) , "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Refer to Note 8.

3. ACCOUNTS RECEIVABLE

     Accounts receivable are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                        1994           1995           1996
                                                     ----------     ----------     ----------
    U.S. government agencies:
         Billed...................................   $1,164,014     $  277,060     $  663,877
         Unbilled.................................      264,328        946,192      2,269,340
    Telecommunications companies, including
      $1,623,660, $64,932 and $852,122 from
      related parties
         Billed...................................    1,623,660      1,315,904      1,066,187
         Unbilled.................................      837,517        347,077        241,182
    Other trade receivables, including $114,413,
      $99,054 and $105,402 from related parties
         Billed...................................    1,605,529      3,615,254      1,790,475
         Unbilled.................................       16,629        843,030      1,338,545
    Allowance for doubtful accounts...............           --             --             --
                                                     ----------     ----------     ----------
                                                     $5,511,677     $7,344,517     $7,369,606
                                                     ==========     ==========     ==========

     Revenue earned but not yet billed to customers is generally billed to customers within 45 days of time and material cost incurrence unless a specific billing schedule is agreed. Retainage and claims are not significant.

4. PROPERTY AND EQUIPMENT

     Property and equipment are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------------
                                          1994                       1995                       1996
                                 ----------------------     ----------------------     ----------------------

                                   OWNED        LEASED        OWNED        LEASED        OWNED        LEASED
                                 ----------    --------     ----------    --------     ----------    --------
     Equipment (primarily
       computer equipment)....   $5,950,055    $130,839     $7,055,000    $     --     $8,124,460    $     --
     Furniture and fixtures...    1,237,617     419,494      1,430,806     419,494      1,541,005     419,494
     Other....................      119,740          --        210,758          --        244,604          --
                                 ----------    --------     ----------    --------     ----------    --------
                                  7,307,412     550,333      8,696,564     419,494      9,910,069     419,494
     Less--Accumulated
       depreciation and
       amortization...........    6,204,774     400,921      6,975,381     327,783      7,897,505     385,643
                                 ----------    --------     ----------    --------     ----------    --------
                                 $1,102,638    $149,412     $1,721,183    $ 91,711     $2,012,564    $ 33,851
                                 ==========    ========     ==========    ========     ==========    ========

     There were no significant operating leases other than leases for office space (see Note 5).

     Depreciation expense for the years ended December 31, 1994, 1995 and 1996, was $527,244 $646,608, and $924,347 respectively.

                     Carnegie Group, Inc. and Subsidiaries

     For the years ended December 31, 1994, 1995 and 1996, amortization expense was $41,358, $57,704, and $57,861 respectively.

5. COMMITMENTS

     The Company leases office space in Pittsburgh, Pennsylvania, under an agreement that provides for escalating rent. Rent expense is normalized over the term of the lease which expires in December 1999. The difference between cash payments and rent expense is carried as accrued rent.

     Future minimum lease payments under noncancelable operating leases and capital leases as of December 31, 1996, are as follows:

                                                                 OPERATING      CAPITAL
                                                                 ----------     -------
        1997..................................................   $1,721,963     $34,346
        1998..................................................    1,603,158          --
        1999..................................................    1,345,853          --
                                                                 ----------     -------
        Total minimum lease payments..........................   $4,670,974      34,346
        Amount representing imputed interest..................                   (1,104)
                                                                                -------
        Present value of future minimum lease payments........                  $33,242
                                                                                =======

     Minimum payments under operating leases have not been reduced by minimum sublease rentals of $292,242 due in the future under noncancelable subleases. The interest rate on the capitalized lease is 9.75%. Rent expense under operating leases was $1,239,602, $1,546,873, and $1,592,215, and receipts under subleases were $194,810, $288,821 and $286,105 during the periods ended December 31, 1994, 1995 and 1996, respectively.

6. BORROWINGS

     At December 31, 1994, the Company had a $2,500,000 line of credit agreement. At December 31, 1995, the line of credit increased to $3,000,000. Additionally, the Company had an agreement for a $500,000 discretionary line of credit. The availability of those funds were subject to the lender's approval. Both the $3,000,000 committed line and the discretionary line expired on June 30, 1996.

     Effective July 1, 1996, the agreement was amended by extending the expiration date from June 30, 1996 to June 29, 1997 and increasing the committed line to $3,500,000, while eliminating the $500,000 discretionary amount. Borrowings under this agreement are collateralized by accounts receivable. The line of credit bears interest at the bank's prime interest rate and the bank charges a 0.15% fee per annum on the unused portion of the line of credit. The line of credit agreement in place at December 31, 1994 and 1995 bore interest at the bank's prime interest rate plus 0.75%, and the bank charged a 0.25% fee per annum on the unused portion. The bank's prime interest rate was 8.50%, 8.50% and 8.25% at December 31, 1994, 1995 and 1996 respectively. There were no borrowings outstanding at December 31, 1994, 1995 or 1996.

7. STOCKHOLDERS' EQUITY

     In 1994, the Company accepted 190,000 shares of the Company's common stock from a former officer in order to satisfy a note receivable of $475,000. The note, which was originally received for purchase of the stock by the former officer, was due in 1994. Because the note receivable had been recorded by the Company as a reduction of stockholders' equity and its recorded balance approximated the fair value of the treasury shares acquired, this acquisition of treasury stock had no impact on the Company's net assets.

     On September 1, 1995, the Board of Directors authorized 5,000,000 shares of preferred stock, par value $.01 per share. Terms of any series of such preferred stock will be established by the Board of Directors at the time of issue.

                     Carnegie Group, Inc. and Subsidiaries

8. STOCK OPTIONS

  1989 STOCK OPTION PLAN

     Incentive stock options granted under the Carnegie Group, Inc., 1989 Stock Option Plan expire 10 years from the date of grant, generally become exercisable over a four-year period and are adjusted pro forma for stock splits or dividends. All grants of incentive stock options under the plan are exercisable at prices that were at least 100% of the fair market value of the Company's common stock at the date of grant as determined by the Board of Directors. The plan provides that the payment for the shares may be in cash or by exchange of common stock previously held.

     In May 1992, the Company issued 4,000 nonqualified stock options under this plan to a newly elected member of the Board of Directors at an exercise price of $1.65 per share. The options become exercisable over a four-year period and expire on May 11, 2002. In March 1995, the Company issued 2,000 nonqualified stock options under the plan to the same member of the Board of Directors at an exercise price of $4.65 per share. The options become exercisable over a four-year period and expire on March 6, 2005.

     The following table summarizes activity under the plan:

                                                                     OPTIONS
                                                    AVAILABLE       GRANTED &       WEIGHTED AVERAGE
                                                    FOR GRANT      OUTSTANDING       EXERCISE PRICE
                                                    ----------     ------------     ----------------
        Balance, December 31, 1993...............     178,920         761,870            $ 4.09
        Granted..................................     (44,408)         44,408            $ 1.20
        Exercised................................          --             (40)           $ 1.25
        Forfeitures..............................      28,756         (28,756)           $ 3.13
                                                      -------         -------
        Balance, December 31, 1994...............     163,268         777,482            $ 3.96
        Granted..................................     (43,060)         43,060            $ 4.65
        Exercised................................          --         (56,170)           $ 3.53
        Forfeitures..............................      12,530         (12,530)           $ 3.53
                                                      -------         -------
        Balance, December 31, 1995...............           *         751,842            $ 4.04
        Granted..................................          --              --            $   --
        Exercised................................          --         (94,793)           $ 4.19
        Forfeitures..............................          --          (7,408)           $ 2.08
                                                      -------         -------
        Balance, December 31, 1996...............           *         649,641            $ 4.15
                                                                      =======

        -----------------

        * See additional discussion below regarding the termination of the 1989 stock option plan.

     At December 31, 1996, options to purchase 613,125 shares of the Company's common stock were exercisable under this plan.

     On February 7, 1995, the Board of Directors determined the estimated fair market value of the stock to be $4.65 per share. During 1995, options to acquire 43,060 shares were granted at this exercise price.

     NONQUALIFIED STOCK OPTIONS: On September 30, 1985, in exchange for a six-month personal guarantee of a line of credit to the Company from a bank, an individual was granted an option to purchase 40,000 shares of common stock exercisable over a 10-year period at a price of $5.625 per share. The option was exercised on September 29, 1995.

     Not included in the table above are 108,000 nonqualified stock options (which do not qualify under Section 422A of the Internal Revenue Code), which were granted in August 1987, as part of the employment agreement with an officer, at an exercise price of $0.025 per share. These options became exercisable immediately upon grant, and all of these options are currently outstanding.

                     Carnegie Group, Inc. and Subsidiaries

  LONG-TERM INCENTIVE STOCK OPTION PLAN

     In 1991, the Company implemented the Carnegie Group, Inc. Long-Term Incentive Stock Option Plan to provide an incentive for the Company's key management employees to achieve long-term corporate objectives.

     The options under the Long-Term Incentive Plan become exercisable on September 29, 2001, subject to an acceleration clause. Each year, acceleration can be awarded based on predetermined Company performance criteria and individual performance criteria set by the Compensation Committee of the Board of Directors. Within 90 days after the previous year, the Committee determines the number of shares (allotted shares) to be accelerated for exercise, if any. Options subject to acceleration will become exercisable over a two-year period, with one-third becoming exercisable immediately upon the determination date and the remaining two-thirds becoming exercisable on each anniversary of the determination date.

     In October 1991, under this plan, 662,000 shares were granted to 16 key management employees at an option price of $1.25, which was the Board-determined fair market value at the date of grant.

     The following table summarizes activity under the plan:

                                                                     OPTIONS
                                                    AVAILABLE       GRANTED &       WEIGHTED AVERAGE
                                                    FOR GRANT      OUTSTANDING       EXERCISE PRICE
                                                    ----------     ------------     ----------------
        Balance, December 31, 1993...............     149,840         512,160            $ 1.25
                                                      -------         -------
        Balance, December 31, 1994...............     149,840         512,160            $ 1.25
        Granted..................................     (24,000)         24,000            $ 4.65
        Exercised................................          --         (34,160)           $ 1.25
                                                      -------         -------
        Balance, December 31, 1995...............           *         502,000            $ 1.45
        Granted..................................          --              --            $   --
        Exercised................................          --         (29,054)           $ 1.25
        Forfeitures..............................          --         (19,706)           $ 1.25
                                                      -------         -------
        Balance, December 31, 1996...............           *         453,240            $ 1.43
                                                                      =======

        -----------------

        * See additional discussion below regarding the termination of the long term incentive stock option plan.

     Of the total options outstanding as of December 31, 1996, the number of shares subject to accelerated exercise was 389,116 and 216,428 shares had become exercisable.

  1995 STOCK OPTION PLAN

     In 1995, the Company implemented the 1995 Stock Option Plan (1995 Stock Option Plan) under which stock option awards may be made to eligible employees of the Company. Awards to employees under the 1995 Stock Option Plan may take the form of incentive stock options or nonqualified stock options. The term of each option will be determined by the Board of Directors, but no option will be exercisable more than 10 years after the date of grant. The exercise price for incentive stock options must be at least equal to 100% of the fair market value of the common stock on the date of grant. The exercise price of nonqualified options will be determined by the Board of Directors at the time of grant. The maximum number of shares of common stock which may be issued or delivered and as to which awards may be granted under the 1995 Stock Option Plan is 800,000 shares. In 1995, the Board of Directors terminated the 1989 Stock Option and Long-Term Incentive Plans and directed that options under the plans which thereafter become available for grant (because outstanding options expire or terminate unexercised) will become available for award under the 1995 Stock Option Plan.

                     Carnegie Group, Inc. and Subsidiaries

     The following table summarizes activity under the plan:

                                                                     OPTIONS
                                                    AVAILABLE       GRANTED &       WEIGHTED AVERAGE
                                                    FOR GRANT      OUTSTANDING       EXERCISE PRICE
                                                    ----------     ------------     ----------------
        Balance, September 8, 1995...............      800,000             --                --
                                                      --------        -------
        Granted..................................     (436,000)       436,000            $ 8.00
        Forfeitures 1989 Plan....................        3,710             --            $   --
                                                      --------        -------
        Balance, December 31, 1995...............      367,710        436,000            $ 8.00
        Granted..................................      (69,500)        69,500            $ 9.22
        Exercised................................           --             --            $   --
        Forfeitures..............................       86,114        (59,000)           $ 8.06
                                                      --------        -------
        Balance, December 31, 1996...............      384,324        446,500            $ 8.18
                                                      ========        =======

     At December 31, 1995, options to purchase 103,000 shares of the Company's stock were exercisable under this plan.

SUMMARY STOCK OPTION INFORMATION

     The Company applies APBO 25 and related interpretations in accounting for its three stock-based compensation plans. No compensation cost has been recognized for its stock option plans and its stock purchase plan. The pro forma data below reflects the effect had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123.

                                                                       1995           1996
                                                                    ----------     ----------
        Net Income               As Reported....................    $4,676,029     $3,360,156
                                 Pro forma......................    $4,536,105     $2,411,481
        Earnings per share       As Reported....................    $      .82     $      .47
                                 Pro forma......................    $      .80     $      .34

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1995 and 1996: risk-free interest rates of 5.85 to 7.52 percent and 5.68-6.97 percent; dividend yields of zero in both years; expected terms of 7.7-10.0 years and 9.7-10.0 years, and volatility (based on an analysis of "peer" companies) of 69.7 percent for both years.

     The following table summarizes information about stock options outstanding under all of the Company's stock option plans at December 31, 1996:

                                              OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                             ------------------------------------------------------     ---------------------------------
                                NUMBER        WEIGHTED-AVERAGE                             NUMBER
            RANGE OF         OUTSTANDING         REMAINING         WEIGHTED-AVERAGE     EXERCISABLE      WEIGHTED-AVERAGE
         EXERCISE PRICES     AT 12/31/96      CONTRACTUAL LIFE      EXERCISE PRICE      AT 12/31/96       EXERCISE PRICE
         ---------------     ------------     ----------------     ----------------     ------------     ----------------
           $1.15-$1.65           573,835            4.88                $ 1.25             342,901            $ 1.26
           $4.65-$5.00           529,046            2.64                $ 4.96             486,652            $ 4.99
           $7.13-$9.88           446,500            9.00                $ 8.18             103,000            $ 8.15
                               ---------                                                   -------
                               1,549,381                                                   932,553
                               =========                                                   =======

     The weighted average fair values of options granted during 1995 under the 1989 Stock Option Plan, the Long Term Incentive Stock Option Plan and the 1995 Stock Option Plan were $3.65, $3.68 and $7.89, respectively. The weighted average fair value of options granted during 1996 under the 1995 Stock Option Plan was $7.35.

                     Carnegie Group, Inc. and Subsidiaries

  1995 EMPLOYEE STOCK PURCHASE PLAN

     In 1995, the Company implemented the 1995 Employee Stock Purchase Plan (1995 Stock Purchase Plan). Under the 1995 Stock Purchase Plan, eligible employees will have the opportunity to purchase up to an aggregate of 200,000 shares of common stock. Shares of common stock purchased under the 1995 Stock Purchase Plan will be paid for by payroll deductions. Each participant will be deemed to be granted purchase rights to acquire the whole number of shares of common stock that can be purchased with accumulated payroll deductions at an amount equal to 85% (or such higher amount as the Board of Directors may establish) of the fair market value of the common stock as of the offering commencement date (January 1, April 1, July 1 or October 1) or the offering termination date, whichever is less. Under the 1995 Stock Purchase Plan the Company sold 1,991 shares to employees during 1996 at 95% of the fair market value as of the offering commencement date. The 1995 Stock Purchase Plan is intended to be an "employee stock purchase plan" under section 423 of the Internal Revenue Code and noncompensatory under SFAS 123.

9. MAJOR CUSTOMERS

     For the years ended December 31, 1994, 1995, and 1996, clients who individually accounted for 10% or more of the Company's revenue were as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                       1994           1995           1996
                                                    ----------     ----------     -----------
        Client A................................    $5,652,000     $2,769,000     $         *
        Client B................................     4,220,000      9,060,000      12,340,000
        Client C................................     2,339,000      3,787,000       3,340,000
        Client D................................             *      3,706,000       2,937,000

        -----------------

       * Less than 10%

     Receivables from these clients were $3,481,244, $3,984,468 and $2,368,735 at December 31, 1994, 1995 and 1996, respectively.

10. RELATED PARTIES

     The Company provides software services to four companies (Ford Motor Company, Digital Equipment Corporation, Texas Instruments Incorporated, and U S WEST Inc.) which have been significant stockholders of the Company; one of these companies has a representative on the Company's Board of Directors. Revenue from software services from these companies is reported as from related parties. U S WEST Inc. and Ford Motor Company are major customers (Note 9).

     The Company and Carnegie Mellon University, through its Center for Machine Translation, are parties to a License and Affiliate Agreement dated January 31, 1991 (as amended, the License Agreement) and a Subcontract Agreement dated February 1, 1991 (as amended, the Subcontract Agreement). Carnegie Mellon University's Center for Machine Translation is headed by a director and stockholder of the Company. Under the License Agreement, Carnegie Mellon University granted to the Company several perpetual, non-exclusive, worldwide licenses, some of which are royalty-bearing, to use and distribute certain base software and to access Center personnel, computational resources and technical information. The term of each of the License Agreement and the Subcontract Agreement continues through December 31, 1997, unless extended or terminated earlier. Pursuant to the Subcontract Agreement, the Company engages Carnegie Mellon University, through its Center for Machine Translation, to perform certain software development services and to furnish certain deliverable items. All of the deliverables developed under the Subcontract Agreement belong exclusively to the Company. Expenses incurred under the agreement were $1,428,442, $1,996,987 and $1,904,473 for the years ended December 31,

                     Carnegie Group, Inc. and Subsidiaries

     1994, 1995 and 1996, respectively. Total payables at December 31, 1994, 1995 and 1996 under these agreements amounted to $571,212, $967,673,and $959,608 respectively.

11. INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS 109, which requires an asset and liability approach in accounting for income taxes.

     The Company and its subsidiaries file a consolidated federal income tax return. The income tax benefit consists of the following for the years ended December 31, 1994, 1995 and 1996:

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                       1994           1995           1996
                                                     ---------     -----------     ---------
        Current:
          Federal.................................   $      --     $    54,659     $ 333,897
          State...................................      34,000         106,776        28,227
                                                      --------     -----------     ---------
                                                        34,000         161,435       362,124
                                                      --------     -----------     ---------
        Deferred:
          Federal.................................    (120,340)     (1,891,057)     (829,309)
          State...................................    (191,010)        (97,304)       34,972
                                                      --------     -----------     ---------
                                                      (311,350)     (1,988,361)     (794,337)
                                                      --------     -----------     ---------
        Net income tax benefit....................   $(277,350)    $(1,826,926)    $(432,213)
                                                      ========     ===========     =========

     The income tax expense differs from the amount computed by applying the statutory rate of 34 percent to income (loss) before taxes as shown in the following table:

                                                             YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                      1994           1995            1996
                                                    ---------     -----------     -----------
        Federal income tax provision (benefit),
          at statutory rate......................   $ 394,911     $   968,695     $ 1,002,875
        Effect of valuation allowance
          adjustments............................    (716,402)     (2,936,159)     (1,779,675)
        Prior year adjustments and other.........      21,701          26,906         302,876
        State income tax, net of federal
          benefit................................      22,440         113,632          41,711
                                                    ---------     -----------     -----------
        Net income tax (benefit).................   $(277,350)    $(1,826,926)    $  (432,213)
                                                    =========     ===========     ===========

                     Carnegie Group, Inc. and Subsidiaries

     Deferred tax assets and liabilities consist of the following as of December 31, 1994, 1995 and 1996:

                                                                  DECEMBER 31,
                                                   ------------------------------------------
                                                      1994            1995            1996
                                                   -----------     -----------     ----------
        Deferred tax assets:
          Net operating losses..................   $ 4,734,270     $ 3,728,724     $2,838,951
          Tax credit carryforwards..............       589,629         644,299        693,585
          Executive compensation................       377,283         375,575        378,773
          Expense accruals......................       363,711         294,548        338,725
          Prior years write-off of investments
             in affiliates......................       253,988         252,833        254,991
          Depreciation..........................       121,988         107,789         61,014
          Deferred revenue......................        22,302          48,751         50,106
                                                   -----------     -----------     ----------
          Total deferred tax assets.............     6,463,171       5,452,519      4,616,145
             Less--Valuation allowance..........    (5,286,990)     (2,351,116)      (571,441)
                                                   -----------     -----------     ----------
          Net deferred tax assets...............   $ 1,176,181     $ 3,101,403     $4,044,704
                                                   ===========     ===========     ==========
        Deferred tax liabilities:
          Capital leases........................   $    94,568     $    94,139     $   77,953
          Expense accrual.......................        62,833              --             --
          Other.................................         5,288           5,411         11,845
                                                   -----------     -----------     ----------
          Total deferred tax liabilities........   $   162,689     $    99,550     $   89,798
                                                   ===========     ===========     ==========

     Income tax benefits of $196,863 associated with the exercise of employee stock options were credited to equity in 1996.

     SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has weighed the positive evidence of sustained profitability over the last three years and future income expectations within the Company's three-year strategic planning horizon against the negative evidence of dependence upon a limited number of customers and other uncertainties and has concluded that retaining a valuation allowance related to net operating losses is no longer necessary at December 31, 1996. The remaining valuation allowance at December 31, 1996 relates to general business credits which expire sooner than net operating loss carryforwards and realization is limited to years not subject to the alternative minimum tax.

     Significant changes in circumstances or in enacted tax laws which affect the valuation allowance are recorded when they occur. The Company's annual strategic business planning process takes place in the fourth quarter of the year, and the valuation allowance is adjusted for future years' income expectations resulting from that process. When preparing subsequent interim and annual financial statements, the Company reevaluates whether there has been any significant change in the assumptions underlying its plan and adjusts the valuation allowance as necessary. In the event the estimated results are not achieved, an adjustment to the recorded deferred tax asset could result and such adjustment could be material.

     The changes in the valuation allowance at December 31, 1994, 1995 and 1996 resulted primarily from current year utilization of net operating loss carryforwards in excess of amounts estimated at the respective preceding year ends together with changes in the Company's estimate of the portion of the deferred tax asset more likely than not to be realized in the future in light of the factors described above.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

     At December 31, 1996, the net operating loss carryforwards for federal tax purposes available to offset future income are as follows:

              YEAR                                              FEDERAL          YEAR OF
            ORIGINATED                                           AMOUNT         EXPIRATION
            ---------                                          ----------       ----------
              1987..........................................    1,122,800          2002
              1988..........................................    2,463,600          2003
              1989..........................................    2,898,300          2004
              1992..........................................      419,600          2007
              1993..........................................    1,329,200          2008
                                                               ----------
                                                               $8,233,500

     Additionally, at December 31, 1996, the Company has net operating loss carryforwards for Pennsylvania income tax purposes of $500,000 available to offset taxable income in 1997.

     At December 31, 1996, Carnegie Group had investment, research and minimum tax credit carryforwards available totaling $96,162, $475,279 and $122,144, respectively. Investment credit carryforwards have been reduced 35 percent under the provisions of the Tax Reform Act of 1986. The investment tax credit carryforwards expire by the year 2000, the research tax credit carryforward expires by the year 2003 and the minimum tax credit has an indefinite carryforward.

     If certain substantial changes in the Company's ownership were to occur, there would be an annual limitation on the amount of carryforwards that could be utilized for federal income tax purposes.

12. QUARTERLY RESULTS (UNAUDITED)

                                             FIRST      SECOND       THIRD      FOURTH
                                            QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                            -------     -------     -------     -------     -------
                                            ($ IN THOUSANDS EXCEPT EARNINGS PER SHARE)
        1996:
          Revenue........................   $ 8,323     $ 6,664     $ 6,509     $ 6,913     $28,409
          Revenue less cost of revenue...     3,258       2,344       2,547       2,501      10,650
          Income from operations.........       944          40         529         788       2,301
          Net Income.....................       683         121         410       2,146       3,360
          Earnings per share of common
             stock.......................      0.10        0.02        0.06        0.31        0.47
        1995:
          Revenue........................   $ 6,052     $ 6,621     $ 6,388     $ 6,589     $25,650
          Revenue less cost of revenue...     2,276       2,787       2,732       2,479      10,274
          Income from operations.........       572         812         677         786       2,847
          Net Income.....................       479         651         549       2,997       4,676
          Earnings per share of common
             stock.......................      0.09        0.12        0.10        0.49        0.82

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference in response to this Item 10.

     In addition to Messrs. Yablonsky, Russell and Manzetti, the principal occupations and employments of whom are set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, the following persons are directors of the Company:

     Dr. Reddy is a co-founder of the Company and has served as a director since the Company's inception. Dr. Reddy serves as a consultant in a scientific or engineering capacity from time to time on projects for the Company. Dr. Reddy has served as Chairman of the Board since February 1988. Dr. Reddy is Dean of the School of Computer Science and the Herbert A. Simon University Professor of Computer Science and Robotics at Carnegie Mellon University. Dr. Reddy joined Carnegie Mellon's Department of Computer Science in September 1969 and served as Director of the Robotics Institute from September 1979 to September 1992. Dr. Reddy is a member of the Board of Directors of Telxon Corporation, Director and Chairman of the Board of SEEC, Inc., and a member of the Technical Advisory Board of Microsoft Corporation.

     Dr. Carbonell is a co-founder of the Company and has served as a director since the Company's inception. Dr. Carbonell serves as a consultant in a scientific or engineering capacity from time to time on projects for the Company. Dr. Carbonell has been affiliated with Carnegie Mellon University since January 1979. He has been a Professor of Computer Science since July 1983 and the Director, Center for Machine Translation since July 1986 at Carnegie Mellon's School of Computer Science. Dr. Carbonell is Director, Wisdom Technologies Corporation.

     Mr. Chatfield has served as a director of the Company since May 1992. Mr. Chatfield was President of Chatfield Enterprises from April 1990 to November 1992, and has been President of Optimum Power Technology, Inc. since December 1992, Chairman of Emprise Technologies, Inc. since December 1992, and General Partner of CEO Venture Fund since January 1986. He was a founder of Duquesne Systems, Inc., a predecessor of LEGENT Corporation.

     Dr. Fox is a co-founder of the Company and has served as a director since the Company's inception. Dr. Fox serves as a consultant in a scientific or engineering capacity from time to time on projects for the Company. Dr. Fox has been Professor of Industrial Engineering with cross appointments in the Department of Computer Science and Faculty of Management at the University of Toronto since August 1991. Dr. Fox is founder, President and Chief Executive Officer of Fox-Novator Systems Ltd., a provider of electronic commerce software for the Internet/World Wide Web. Prior to August 1991, Dr. Fox was an Associate Professor of Computer Science and Robotics and Director of the Center for Integrated Manufacturing Systems at Carnegie Mellon University.

     Ms. Muesing has served as a director of the Company since August 1995. Ms. Muesing has been Vice President of Network and Technology Services for U S WEST Communications, Inc., a wholly owned subsidiary of U S WEST, Inc., since September 1995. Prior to that time, Ms. Muesing was Vice President of Transformation Systems for U S West Communications, Inc. from August 1994 to September 1995, Vice President of Information Application Development for U S WEST Technologies from June 1992 to August 1994 and Vice President of Quality, U S WEST, Inc. from October 1990 to June 1992.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the subcaption "Certain Transactions" in the Proxy Statement is incorporated herein by reference to this Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this Report:

     1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K:

                                                                              PAGE NO.
                                                                              --------
        Report of Independent Accountants..................................      20
        Consolidated Balance Sheets at December 31, 1994, 1995 and 1996....      21
        Consolidated Statements of Operations for the years ended December
          31, 1994, 1995 and 1996..........................................      22
        Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 1994, 1995 and 1996.................................      23
        Consolidated Statements of Cash Flows for the years ended December
          31, 1994, 1995 and 1996..........................................      24
        Notes to Consolidated Financial Statements.........................      25

     2. FINANCIAL STATEMENT SCHEDULES.

     Financial statement schedules have been omitted because they are inapplicable, are not required under applicable provisions of Regulation S-X, or the information that would otherwise be included in such schedules is contained in the registrant's consolidated financial statements or accompanying notes.

     3. EXHIBITS. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT NO.                                       DESCRIPTION
-----------    ---------------------------------------------------------------------------------
 3.01          Restated Certificate of Incorporation of Carnegie Group, Inc. (1)
 3.02          Amended and Restated By-Laws of Carnegie Group, Inc. (1)
10.01          Carnegie Group, Inc. 1989 Stock Option Plan. (1)(2)
10.02          Carnegie Group, Inc. Long-Term Incentive Plan. (1)(2)
10.03          Carnegie Group, Inc. 1995 Stock Option Plan. (1)(2)
10.04          Carnegie Group, Inc. 1995 Employee Stock Purchase Plan. (1)(2)
10.05          Employment Agreement, dated August 11, 1987, between Carnegie Group, Inc. and
               Dennis Yablonsky. (1)(2)
10.06          Signing Bonus Stock Option Agreement, dated August 11, 1987, between Carnegie
               Group, Inc. and Dennis Yablonsky. (1)(2)
10.07(a)       Severance Agreement, dated May 28, 1993, between Carnegie Group, Inc. and Dennis
               Yablonsky. (1)(2)
10.07(b)       Severance Agreement, dated May 28, 1993, between Carnegie Group, Inc. and Bruce
               D. Russell. (1)(2)
10.07(c)       Severance Agreement, dated May 17, 1993, between Carnegie Group, Inc. and John W.
               Manzetti. (1)(2)
10.08(a)       General License Agreement, dated December 17, 1992, among U S WEST Advanced
               Technologies, Inc., U S WEST Communications, Inc. and Carnegie Group, Inc. (1)
10.08(b)       Development Agreement, dated as of January 2, 1996. (3)
10.08(c)       Development Agreement, dated as of March 1, 1996.(3)
10.08(d)       Development Agreement, dated as of July 1, 1996. (4)

EXHIBIT NO.                                       DESCRIPTION
-----------    ---------------------------------------------------------------------------------
10.08(e)       Development Agreement, dated as of October 15, 1996 (confidential treatment with respect to certain information contained in this exhibit has been requested of the Securities and Exchange Commission pursuant to Rule 24b-2 under the
               Securities Exchange Act of 1934, as amended).
10.09          CCA Marketing Agreement, dated January 19, 1995, between U S WEST Communica-
               tions, Inc. and Carnegie Group, Inc. (1)
10.10(a)       Lease, dated December 12, 1986, between Glass Plaza Associates and Carnegie
               Group, Inc. (1)
10.10(b)       Amendment, dated as of September 2, 1987. (1)
10.10(c)       Amendment, dated as of December 15, 1987. (1)
10.10(d)       Amendment, dated as of February 4, 1991. (1)
10.10(e)       Amendment, dated as of October 1, 1991. (1)
10.10(f)       Amendment, dated as of November 23, 1993. (1)
10.10(g)       Amendment, dated as of March 14, 1995. (1)
10.10(h)       Lease, dated as of October 18, 1995, between Glass Plaza Associates and Carnegie
               Group, Inc.(5)
21.01          Subsidiaries of the Registrant
23.01          Consent of Price Waterhouse LLP
27             Financial Data Schedule

---------

(1) Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-97118.

(2) Management contract or compensatory plan or arrangement.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 as amended.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, as amended.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     (b) Reports on Form 8-K:

     The Company did not file any Reports on Form 8-K during the year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CARNEGIE GROUP, INC.

March 27, 1996                                  /s/ DENNIS YABLONSKY
                                            By:
                                            ------------------------------------

                                              Dennis Yablonsky
                                              President and Chief
                                                Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                                CAPACITY                          DATE
------------------------------     ----------------------------------------     ---------------

/s/ DENNIS YABLONSKY               President and Chief Executive Officer         March 27, 1997
------------------------------     (Principal Executive Officer) and
Dennis Yablonsky                   Director

/s/ JOHN W. MANZETTI               Executive Vice President and Chief            March 27, 1997
------------------------------     Financial Officer (Principle Financial
John W. Manzetti                   and Accounting Officer) and Director

/s/ BRUCE D. RUSSELL               Executive Vice President, Chief               March 27, 1997
------------------------------     Operating Officer and Director
Bruce D. Russell

/s/ RAJ REDDY                      Chairman of the Board and Director            March 27, 1997
------------------------------
Raj Reddy

/s/ JAIME G. CARBONELL             Director                                      March 27, 1997
------------------------------
Jaime G. Carbonell

/s/ GLEN F. CHATFIELD              Director                                      March 27, 1997
------------------------------
Glen F. Chatfield

/s/ MARK S. FOX                    Director                                      March 27, 1997
------------------------------
Mark S. Fox

/s/ TRACIE A. MUESING              Director                                      March 27, 1997
------------------------------
Tracie A. Muesing

                                 EXHIBIT INDEX

                                                                                          SEQUENTIAL
EXHIBIT NO.                                  DESCRIPTION                                   PAGE NO.
-----------    ------------------------------------------------------------------------   ----------
 3.01          Restated Certificate of Incorporation of Carnegie Group, Inc. (1)
 3.02          Amended and Restated By-Laws of Carnegie Group, Inc. (1)
10.01          Carnegie Group, Inc. 1989 Stock Option Plan. (1)
10.02          Carnegie Group, Inc. Long-Term Incentive Plan. (1)
10.03          Carnegie Group, Inc. 1995 Stock Option Plan. (1)
10.04          Carnegie Group, Inc. 1995 Employee Stock Purchase Plan. (1)
10.05          Employment Agreement, dated August 11, 1987, between Carnegie Group,
               Inc. and Dennis Yablonsky. (1)
10.06          Signing Bonus Stock Option Agreement, dated August 11, 1987, between
               Carnegie Group, Inc. and Dennis Yablonsky. (1)
10.07(a)       Severance Agreement, dated May 28, 1993, between Carnegie Group, Inc.
               and Dennis Yablonsky. (1)
10.07(b)       Severance Agreement, dated May 28, 1993, between Carnegie Group, Inc.
               and Bruce D. Russell. (1)
10.07(c)       Severance Agreement, dated May 17, 1993, between Carnegie Group, Inc.
               and John W. Manzetti. (1)
10.08(a)       General License Agreement, dated December 17, 1992, among U S WEST
               Advanced Technologies, Inc., U S WEST Communications, Inc. and Carnegie
               Group, Inc. (1)
10.08(b)       Development Agreement, dated as of January 2, 1996. (2)
10.08(c)       Development Agreement, dated as of March 1, 1996. (2)
10.08(d)       Development Agreement, dated as of July 1, 1996. (3)
10.08(e)       Development Agreement, dated as of October 15, 1996 (confidential treatment with respect to certain information contained in this exhibit has been requested of the Securities and Exchange Commission pursuant to
               Rule 24b-2 under the Securities Exchange Act of 1934, as amended).
10.09          CCA Marketing Agreement, dated January 19, 1995, between US WEST
               Communications, Inc. and Carnegie Group, Inc. (1)
10.10(a)       Lease, dated December 12, 1986, between Glass Plaza Associates and
               Carnegie Group, Inc. (1)
10.10(b)       Amendment, dated as of September 2, 1987. (1)
10.10(c)       Amendment, dated as of December 15, 1987. (1)
10.10(d)       Amendment, dated as of February 4, 1991. (1)
10.10(e)       Amendment, dated as of October 1, 1991. (1)
10.10(f)       Amendment, dated as of November 23, 1993. (1)
10.10(g)       Amendment, dated as of March 14, 1995. (1)
10.10(h)       Lease, dated as of October 18, 1995, between Glass Plaza Associates and
               Carnegie Group, Inc.(4)
21.01          Subsidiaries of the Registrant.
23.01          Consent of Price Waterhouse LLP.
27             Financial Data Schedule.

---------

(1) Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 33-97118.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, as amended.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, as amended.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.