Form 10-Q
period 1997-03-31
CARNEGIE GROUP INC
filed 1997-05-15
CIK 1001188

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1997

                                       OR

(  )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _______ to ________

Commission File Number   0-26964
                         -------

                              Carnegie Group, Inc.
                              --------------------


          Delaware                                       25-1435252
          --------                                       ----------
(State or other Jurisdiction of           (I.R.S Employer Identification Number)
 Incorporation or Organization)

Five PPG Place, Pittsburgh, Pennsylvania                               15222
----------------------------------------                               -----
(Address of principal executive offices)                             (Zip Code)

                                (412) 642-6900
                                --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X       No
                                  ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

           Class                                Outstanding at April 30, 1997
           -----                                -----------------------------
 Common Stock, $.01 par value                                6,287,784

                                   FORM 10-Q

                              CARNEGIE GROUP, INC.

                               TABLE OF CONTENTS

                                                                     Page Number
PART 1   FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Carnegie Group, Inc. and Subsidiaries                     3
                   Consolidated Statements
                   of Operations for the three months
                   ended March 31, 1997 and 1996

                   Carnegie Group, Inc. and Subsidiaries                     4
                   Consolidated Balance Sheets

                   Carnegie Group, Inc. and Subsidiaries                     5
                   Consolidated Statements of
                   Cash Flows

                   Note to Unaudited Consolidated Financial Statements       6

         Item 2.   Management's Discussion and Analysis of                   7
                   Financial Condition and Results of Operations

         Item 3    Quantitative and Qualitative Disclosures about           11
                   Market Risks

PART 2   OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                                  13

                         PART I - FINANCIAL INFORMATION

                      CARNEGIE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                   ---------------------------------------
                                                                   March 31,                     March 31,
                                                                     1997                          1996
                                                                     ----                          ----
Revenue
     Software services--Unrelated parties                       $   5,499,732                  $   7,442,750
     Software services--Related parties                             1,007,108                        750,649
                                                                -------------                  -------------
         Total software services                                    6,506,840                      8,193,399
     Software licenses                                                625,078                        129,941
                                                                -------------                  -------------
         Total revenue                                              7,131,918                      8,323,340
                                                                -------------                  -------------
Costs and expenses:
     Cost of revenue - Unrelated parties                            3,837,500                      4,701,682
     Cost of revenue - Related parties                                581,745                        362,511
                                                                -------------                  -------------
         Total cost of revenue                                      4,419,245                      5,064,193
     Research and development                                         357,682                        179,014
     Selling, general and administrative                            1,876,836                      2,135,969
                                                                -------------                  -------------
         Total costs and expenses                                   6,653,763                      7,379,176
                                                                -------------                  -------------

Income from operations                                                478,155                        944,164
Other income (expense):
     Interest income                                                  163,898                        147,166
     Other income                                                       6,199                          6,099
     Interest expense                                                  (3,645)                        (4,857)
                                                                -------------                  -------------
         Total other income                                           166,452                        148,408
                                                                -------------                  -------------
Income before income taxes                                            644,607                      1,092,572
Income tax provision                                                 (256,360)                      (409,387)
                                                                -------------                  -------------
         Net income                                             $     388,247                  $     683,185
                                                                =============                  =============

Earnings per share of common stock                              $         .06                  $         .10
                                                                =============                  =============

Weighted average number of common shares outstanding                6,952,814                      7,176,127
                                                                =============                  =============

   The accompanying notes are an integral part of these financial statements.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     March 31,                  December 31,
                                                                       1997                         1996
                                                                       ----                         ----
                                                                   (Unaudited)
                                           ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                       $  14,396,031                  $  14,691,765
Accounts receivable                                                 3,312,839                      2,751,316
Accounts receivable from related parties                              553,671                        769,223
Accounts receivable--unbilled                                       3,236,313                      3,660,765
Accounts receivable related parties--unbilled                         405,807                        188,302
Deferred income taxes                                               2,155,072                      2,179,426
Other current assets                                                  479,586                        403,508
                                                                -------------                  -------------
       Total current assets                                        24,539,319                     24,644,305
                                                                -------------                  -------------
Property and equipment, net of accumulated depreciation
       and amortization                                             2,413,834                      2,046,415
Deferred income taxes                                               1,571,674                      1,775,480
Other assets                                                           21,517                         23,055
                                                                -------------                  -------------
       Total assets                                             $  28,546,344                  $  28,489,255
                                                                =============                  =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade accounts payable                                          $   1,012,446                  $     614,458
Payables to related parties                                           437,147                      1,034,608
Accrued compensation                                                  600,279                        706,965
Advance billings and deferred revenue                               1,131,989                      1,101,221
Accrued rent                                                          446,124                        538,641
Other accrued liabilities                                             862,419                        821,752
Obligations under capital leases--current portion                      18,627                         33,242
                                                                -------------                  -------------
    Total liabilities                                               4,509,031                      4,850,887
                                                                -------------                  -------------

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 20,000,000 shares authorized,
       6,513,991 and 6,512,038 shares issued at March 31, 1997
       and December 31, 1996 respectively                              65,140                         65,120
Capital in excess of par value                                     31,394,758                     31,384,080
Accumulated deficit                                                (6,947,585)                    (7,335,832)
Treasury stock, 190,000 shares at March 31, 1997 and
         December 31, 1996 (at cost)                                 (475,000)                      (475,000)
                                                                -------------                  -------------
       Total stockholders' equity                                  24,037,313                     23,638,368
                                                                -------------                  -------------
       Total liabilities and stockholders' equity               $  28,546,344                  $  28,489,255
                                                                =============                  =============


   The accompanying notes are an integral part of these financial statements.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Three Months Ended
                                                                  -----------------------------------------
                                                                  March 31,                       March 31,
                                                                     1997                          1996
                                                                     ----                          ----
Cash flows from operating activities:
     Net income                                                 $     388,247                  $     683,185
     Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
         Depreciation and amortization                                283,841                        224,679
         Deferred income taxes                                        228,160                        357,547
         Changes in working capital component:
           Accounts receivable                                       (137,071)                      (826,576)
           Accounts receivable - Related parties                       (1,953)                      (600,914)
           Other assets                                               (74,540)                        18,329
           Trade accounts payable                                     397,988                       (205,253)
           Payables to related parties                               (597,461)                      (341,358)
           Accrued compensation                                      (106,686)                      (281,844)
           Accrued rent                                               (92,517)                        (4,519)
           Other accrued liabilities                                   40,667                        805,515
           Advance billings and deferred revenue                       30,768                        333,594
                                                                -------------                  -------------
                 Net cash (used in) provided by operating
                    activities                                        359,443                        162,385
Cash flows from investing activities:
     Proceeds from the sale of fixed assets, net                           --                             --
     Capital expenditures                                            (651,259)                      (369,097)
                                                                -------------                  -------------
                 Net cash used in investing activities               (651,259)                      (369,097)

Cash flows from financing activities:
     Principal payments under capital lease obligations               (14,615)                       (13,335)
     Proceeds from sales of common stock, net                          10,697                         65,276
                                                                -------------                  -------------
                 Net cash (used in) provided by financing
                     activities                                        (3,918)                        51,941
                                                                -------------                  -------------
Net change in cash                                                   (295,734)                      (154,771)
Cash and cash equivalents:
     Beginning of period                                           14,691,765                     12,394,588
                                                                -------------                  -------------
     End of period                                              $  14,396,031                  $  12,239,817
                                                                =============                  =============


   The accompanying notes are an integral part of these financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         In the opinion of the management of Carnegie Group, Inc. (the "Company"), these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of operating results for the three month period ended March 31, 1997. Results for the interim periods are not necessarily indicative of results for the full year. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the information contained in this Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 for its consolidated financial statements for the year ended December 31, 1997 and subsequent interim periods. Upon adoption, the standard also requires the restatement of all prior period earnings per share information presented. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share computations or disclosures.

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

     The Company only includes in backlog signed contracts that either have milestones yet to be attained or for which the Company can make a reasonable estimate of work yet to be performed. The Company's backlog was $17.3 million at March 31, 1997 compared to $14.1 million at March 31, 1996. Backlog at March 31, 1997 increased from backlog of $9.6 million at December 31, 1996. This increase reflected large contract closures resulting from expanded business development capabilities. As most of the contracts in backlog are terminable by the Company or the client upon short notice, there can be no assurance that contracts reflected in backlog are a reliable measure of future revenue.

Comparison of Quarters Ended March 31, 1997 and March 31, 1996.

     Revenue. Total revenue was $7.1 million in the first quarter of 1997 compared to $8.3 million in the first quarter of 1996, a decrease of $1.2 million or 14.3%. This decrease resulted principally from volume decreases in sales of software services.

     Total software services revenue was $6.5 million in the first quarter of 1997 compared to $8.2 million in the first quarter of 1996, a decrease of $1.7 million or 20.6%. A significant fixed-price contract was renegotiated in the second quarter of 1996. The impact of that renegotiated contract resulted in lower quarterly revenue and earnings levels for the second, third and fourth quarters of 1996, and for the first quarter of 1997, but not the first quarter of 1996. Revenue from software services-unrelated parties was $5.5 million in the first quarter of 1997 compared to $7.4 million in the first quarter of 1996, a decrease of $1.9 million or 26.1%. This decrease was primarily attributable to the renegotiated contract described above. Revenue from software services-related parties increased by 34.2 % to $1.0 million in the first quarter of 1997 compared to $.8 million in the first quarter of 1996. This increase was primarily attributable to an increase in customer contact engagements for a telecommunications industry client.

     Revenue from software licenses was $625,000 in the first quarter of 1997 compared to $130,000 in the first quarter of 1996, an increase of $495,000 or 381.0%. This increase was attributable to increased sales of reusable software templates.

     Cost of Revenue. Cost of revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total cost of revenue was $4.4 million in the first quarter of 1997, compared to $5.1 million in the first quarter of 1996, a decrease of $.7 million or 12.7%. This decrease was primarily attributable to a decrease in the cost of consultant labor. Cost of revenue-unrelated parties was $3.8 million in the first quarter of 1997 compared to $ 4.7 million in 1996, a decrease of $.9 million or 18.4%. This decrease was primarily attributable to the decreased volume of software services performed. Cost of revenue-related parties was $.6 million in the first quarter of 1997 compared to $.4 million in the first quarter of 1996, an increase of $.2 million or 60.5%. This increase was primarily attributable to an increase in customer contact engagements for a telecommunications industry client.

     Research and Development. Research and development expenses were $358,000 in the first quarter of 1997 compared to $179,000 in the first quarter of 1996, an increase of $179,000 or 99.8%. This increase was primarily due to the Company's decision to increase the investment in template and methodology development.

     Selling, General and Administrative. Selling, general and administrative expenses include costs of proposal development and proposal writing, marketing communications and advertising, sales and management staff, and corporate services functions including accounting, human resources and legal services, along with corporate executive staff. Selling, general and administrative expenses were $1.9 million in the first quarter of 1997 compared to $2.1 million in the first quarter of 1996, a decrease of $.2 million or 12.1%.

     Other Income (Expense). Other income (expense) was $167,000 in the first quarter of 1997 compared to $148,000 in the first quarter of 1996, an increase of $19,000 or 12.2%. This income primarily represents interest income earned on net proceeds received in December 1995 from the Company's initial public offering, which remain invested in an interest-bearing account.

     Income Tax Provision. An income tax provision of $257,000 was recorded in the first quarter of 1997, based on the Company's estimate of the effective tax rate for the year.

     SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of the Company's deferred income tax asset depends on its ability to generate sufficient taxable income in the future. The Company has weighed the positive evidence of sustained profitability over the last three years and future income expectations within the Company's three year strategic planning horizon against the negative evidence of dependence upon a limited number of customers and other uncertainties and has concluded that retaining a valuation allowance related to net operating losses is no longer necessary.

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

Liquidity and Capital Resources

     The Company has funded its operations in recent years primarily through cash generated from operations, the use of cash reserves, and in part by borrowing under available lines of credit. The Company has also funded its operations through the net proceeds of the initial public offering of its Common Stock consummated in December 1995.

     During the first quarter of 1997, the Company generated $359,000 in positive cash flow from its operating activities. Overall, the Company had a net use of cash of $296,000. The net use of cash resulted from a significant investment in capital equipment. In the first quarter of 1997, capital expenditures totaled $651,000.

     The Company's net accounts receivable decreased by $139,000 for the quarter ended March 31, 1997. Invoicing of amounts to clients generally occurs within 45 days of time and materials cost incurrence, unless a specific schedule is agreed upon, and payment follows invoicing in accordance with customary terms. The Company has not experienced any significant write-downs of receivables, nor does the Company expect that payments are doubtful; accordingly, the Company has not made any allowance for doubtful accounts.

     Advance billings and deferred revenue increased $31,000 at March 31, 1997 when compared to December 31, 1996. Advanced billings and deferred revenue balances will normally change from period to period. Any increase reflects billings in advance of revenue earned, but which were billed in accordance with established or agreed billing schedules. These amounts are recorded as deferred revenue until earned. The timing and magnitude of such advance billings vary from contract to contract and from client to client.

     The Company currently has a committed line of credit agreement in the amount of $3.5 million in place with PNC Bank, N.A. (the "Bank"). Borrowings under this agreement are collateralized by accounts receivable. The line of credit bears interest at the Bank's prime interest rate and the Bank charges a 0.15% fee per annum on the unused portion of that line of credit. The Bank's prime interest rate was 8.50% at March 31, 1997 compared to 8.25% at December 31, 1996. No borrowings were outstanding against the line of credit at March 31, 1997 or December 31, 1996.

     The Company believes that its current cash balances, together with cash generated from operations and borrowing available under its line of credit, will satisfy the Company's working capital and capital expenditure requirements during fiscal year 1997 and the foreseeable period thereafter. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings. Capital expenditures are typically made for computing equipment, software, physical plant, and furniture and fixtures in order to seek enhancements in the productivity of the Company's employees and to support growth.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable

-------------------------------------------------------------------------------

    To the extent that this report on Form 10-Q contains forward looking statements with respect to anticipated future results including statements with respect to growth in the Company's business and client engagements, such statements involve a number of risks and uncertainties that could materially and adversely affect future results. Such risks include, among others, the potential variability of the Company's quarterly operating results, in part due to significant client concentrations and relatively large projects. For a more detailed discussions of risk factors affecting the Company, please refer to the risk factors set forth in the Company's Annual Report of Form 10-K for the year ended December 31, 1996.

                          PART II - OTHER INFORMATION

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The exhibit listed below is filed or incorporated by reference as part of this quarterly report on Form 10-Q:

11.1  Statement regarding computation of Per Share Earnings

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 15, 1997                   CARNEGIE GROUP, INC.

                                       /s/ DENNIS YABLONSKY
                                       ----------------------------
                                       Dennis Yablonsky
                                       President and Chief Executive Officer

                                       /s/ JOHN W. MANZETTI
                                       ----------------------------
                                       John W. Manzetti
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Treasurer

                                  EXHIBIT INDEX

Exhibit No.                        Description

11.1           Statement regarding computation of per share earnings