Form 10-Q/A
period 1997-03-31
CARNEGIE GROUP INC
filed 1997-06-26
CIK 1001188

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

                          PART II - OTHER INFORMATION

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q:


10.01 Development Agreement, dated as of December 31, 1996, by and between U S WEST Business Resources, Inc., as agent for U S WEST Advanced Technologies, Inc. and U S WEST Communications, Inc., and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.02 Development Agreement, dated as of January 24, 1997, by and between U S WEST Advanced Technologies, Inc., U S WEST Communications, Inc., and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.03 Letter Agreement, dated as of March 25, 1997, by and between U S WEST Business Resources, Inc., as agent for U S WEST Advanced Technologies, Inc. and U S WEST Communications, Inc., and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.04 Letter Agreement, dated as of March 6, 1997, by and between U S WEST Business Resources, Inc., as agent for U S WEST Advanced Technologies, Inc. and U S WEST Communications, Inc., and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).


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


Date:  June 26, 1997                   CARNEGIE GROUP, INC.


                                       /s/ DENNIS YABLONSKY
                                       ----------------------------
                                       Dennis Yablonsky
                                       President and Chief Executive Officer


                                       /s/ JOHN W. MANZETTI
                                       ----------------------------
                                       John W. Manzetti
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Treasurer

                                  EXHIBIT INDEX

Exhibit No.                        Description


10.01 Development Agreement, dated as of December 31, 1996, by and between U S WEST Business Resources, Inc., as agent for U S WEST Advanced Technologies, Inc. and U S WEST Communications, Inc., and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.02 Development Agreement, dated as of January 24, 1997, by and between U S WEST Advanced Technologies, Inc., U S WEST Communications, Inc., and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.03 Letter Agreement, dated as of March 25, 1997, by and between U S WEST Business Resources, Inc., as agent for U S WEST Advanced Technologies, Inc. and U S WEST Communications, Inc., and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.04 Letter Agreement, dated as of March 6, 1997, by and between U S WEST Business Resources, Inc., as agent for U S WEST Advanced Technologies, Inc. and U S WEST Communications, Inc., and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).


11.1     Statement regarding computation of per share earnings