Form 10-Q
period 1997-06-30
CARNEGIE GROUP INC
filed 1997-08-14
CIK 1001188

-------------------------------------------------------------------------------
                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1997

                                       OR

(  )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From         to
                               -------    --------

Commission File Number   0-26964
                      -----------

                               Carnegie Group, Inc.
------------------------------------------------------------------------------

              Delaware                                 25-1435252
-------------------------------------------------------------------------------
     (State or other Jurisdiction of     (I.R.S Employer Identification Number)
     Incorporation or Organization)

     Five PPG Place, Pittsburgh, Pennsylvania              15222
-------------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)

                                  (412) 642-6900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X                    No________

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock
------------------------------------------------------------------------------
------------------------------------------------------------------------------
as of the latest practicable date:

         Class                               Outstanding at July 31, 1997

Common Stock, $.01 par value                         6,338,145
------------------------------------------------------------------------------

                                   FORM 10-Q

                              CARNEGIE GROUP, INC.

                               TABLE OF CONTENTS

                                                              Page Number

PART 1   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Carnegie Group, Inc. and Subsidiaries                 3
              Consolidated Statements of Operations for the three months and six months ended June 30, 1997 and 1996

              Carnegie Group, Inc. and Subsidiaries                 4
              Consolidated Balance Sheets

              Carnegie Group, Inc. and Subsidiaries                 5
              Consolidated Statements of Cash Flows

              Notes to Unaudited Consolidated Financial Statements  6

     Item 2.  Management's Discussion and Analysis of               7
              Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures about       16
              Market Risks

PART 2        OTHER INFORMATION                                    17

              Signatures                                           18

              Exhibit Index                                        19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three months ended                   Six months ended
                                                      ------------------                   -----------------
                                                   June 30,          June 30,         June 30,              June
                                                     1997              1996             1997                1996
                                                     ----              ----             ----                ----
Revenue
     Software services--Unrelated parties      $   6,078,572      $   5,636,264   $    11,578,304        $13,079,014
     Software services--Related parties            1,681,074            494,277         2,688,182          1,244,926
                                                ------------       ------------      ------------        -----------
         Total software services                   7,759,646          6,130,541        14,266,486         14,323,940
     Software licenses                                98,361            532,820           723,439            662,761
                                                ------------       ------------      ------------        -----------
         Total revenue                             7,858,007          6,663,361        14,989,925         14,986,701
                                                ------------       ------------      ------------        -----------
Costs and expenses:
     Cost of revenue - Unrelated parties           3,785,525          3,907,883         7,623,025          8,609,565
     Cost of revenue - Related parties               924,949            412,765         1,506,694            775,276
                                                ------------       ------------      ------------        -----------
         Total cost of revenue                     4,710,474          4,320,648         9,129,719          9,384,841
     Research and development                        392,864            288,276           750,546            467,290
     Selling, general and administrative           2,061,187          2,014,917         3,938,023          4,150,886
                                                ------------       ------------      ------------         ----------
         Total costs and expenses                  7,164,525          6,623,841        13,818,288         14,003,017
                                                ------------       ------------      ------------         ----------

Income from operations                               693,482             39,520         1,171,637            983,684
Other income (expense):
     Interest income                                 168,978            151,524           332,876            298,690
     Other income                                      6,399              6,699            12,598             12,798
     Interest expense                                (3,408)            (4,564)           (7,053)            (9,421)
                                                ------------       ------------      ------------         ----------
         Total other income (expense)                171,969            153,659           338,421            302,067
                                                ------------       ------------      ------------         ----------
Income before income taxes                           865,451            193,179         1,510,058          1,285,751
Income tax provision                               (343,942)           (72,356)         (600,302)          (481,743)
                                                ------------       ------------      ------------         ----------
         Net income                            $     521,509      $     120,823     $     909,756        $   804,008
                                                ------------       ------------      ------------         ----------

Earnings per share of common stock             $        0.08      $        0.02     $       0 .13        $      0.11
                                                ============       ============      ============         ==========

Weighted average number of common shares           6,905,348          7,182,428         6,930,042          7,205,668
outstanding                                     ============       ============      ============         ==========


   The accompanying notes are an integral part of these financial statements.

                      CARNEGIE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                     June 30,                   December 31,
                                                                       1997                         1996
                                                                    ---------                    ------------
                                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                       $  14,819,458                  $  14,691,765
Accounts receivable                                                 3,993,957                      2,751,316
Accounts receivable from related parties                            1,422,954                        769,223
Accounts receivable--unbilled                                       2,801,797                      3,660,765
Accounts receivable related parties--unbilled                         717,824                        188,302
Deferred income taxes                                               2,032,767                      2,179,426
Other current assets                                                  634,262                        403,508
                                                                -------------                   ------------
       Total current assets                                        26,423,019                     24,644,305
                                                                -------------                   ------------
Property and equipment, net of accumulated depreciation
       and amortization                                             2,603,708                      2,046,415
Deferred income taxes                                               1,393,617                      1,775,480
Other assets                                                           18,441                         23,055
                                                                 ------------                   ------------
       Total assets                                             $  30,438,785                  $  28,489,255
                                                                 ============                   ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable                                          $   1,291,460                  $     614,458
Payables to related parties                                           292,877                      1,034,608
Accrued compensation                                                  798,543                        706,965
Advance billings and deferred revenue                               2,185,289                      1,101,221
Accrued rent                                                          402,915                        538,641
Other accrued liabilities                                             755,708                        821,752
Obligations under capital leases--current portion                       5,343                         33,242
                                                                 ------------                   ------------
       Total  liabilities                                           5,732,135                      4,850,887
                                                                 ------------                   ------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized,
       6,563,845 and 6,512,038 shares issued at June 30, 1997
       and December 31, 1996 respectively                              65,638                         65,120
Capital in excess of par value                                     31,542,088                     31,384,080
Accumulated deficit                                                (6,426,076)                    (7,335,832)
Treasury stock, 190,000 shares at June 30, 1997 and
         December 31, 1996 (at cost)                                 (475,000)                      (475,000)
                                                                 ------------                   ------------
       Total stockholders' equity                                  24,706,650                     23,638,368
                                                                 ------------                   ------------
       Total liabilities and stockholders' equity               $  30,438,785                  $  28,489,255
                                                                 ============                   ============

   The accompanying notes are an integral part of these financial statements.

                      CARNEGIE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Six Months Ended
                                                               --------------------------------------
                                                                   June 30,               June 30,
                                                                    1997                    1996
                                                                    ----                    ----
Cash flows from operating activities:
     Net income                                                 $     909,756          $     804,008
     Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
         Depreciation and amortization                                602,433                469,124
         Deferred income taxes                                        528,522                420,744
         Changes in working capital component:
           Accounts receivable                                       (383,673)               (27,754)
           Accounts receivable - Related parties                   (1,183,253)              (987,431)
           Other assets                                              (226,140)                80,995
           Trade accounts payable                                     677,002               (302,915)
           Payables to related parties                               (741,731)               (90,561)
           Accrued compensation                                        91,578                (84,444)
           Accrued rent                                              (135,726)               (29,365)
           Other accrued liabilities                                      720                791,437
           Advance billings and deferred revenue                    1,084,068                (12,208)
                                                                -------------           ------------
                 Net cash (used in) provided by operating
                    activities                                      1,223,556              1,031,630
Cash flows from investing activities:
     Proceeds from the sale of fixed assets, net                           --                     --
     Capital expenditures                                          (1,159,726)              (722,192)
                                                                --------------          -------------
                 Net cash used in investing activities             (1,159,726)              (722,192)
Cash flows from financing activities:
     Borrowings on line of credit                                          --                     --
     Repayments on line of credit                                          --                     --
     Principal payments under capital lease obligations               (27,899)               (26,982)
     Proceeds from sales of common stock, net                          91,762                105,804
                                                                -------------           ------------
                 Net cash (used in) provided by financing
                     activities                                        63,863                 78,822
                                                                -------------           ------------
Net change in cash and cash equivalents                               127,693                388,260
Cash and cash equivalents:
     Beginning of period                                           14,691,765             12,394,588
     End of period                                             $   14,819,458          $  12,782,848
                                                                =============           ============


   The accompanying notes are an integral part of these financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         In the opinion of the management of Carnegie Group, Inc. (the "Company"), these unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of operating results for the three month and six month periods ended June 30, 1997. Results for the interim periods are not necessarily indicative of results for the full year. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the information contained in this Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 for its consolidated financial statements for the year ended December 31, 1997 and subsequent interim periods. Upon adoption, the standard also requires the restatement of all prior period earnings per share information presented.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company is required to adopt the provisions of SFAS No. 130 beginning with its consolidated financial statements for the three months ending March 31, 1998. SFAS No. 131 requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. The Company must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998.

         The adoptions of SFAS No. 128, SFAS No. 130 and SFAS No. 131 are not expected to have a material effect on the measurement of the Company's financial position, results of operations or cash flows; the Company is reviewing possible changes in disclosures that may be called for.

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

     Since inception, Carnegie Group has emphasized relationships with leading corporations in its targeted industries. These relationships have provided the Company with opportunities for growth through the provision of additional services to existing clients and through references to other companies within the Company's targeted industries. Carnegie Group's clients include the United States Transportation Command, U S WEST Communications, Inc., BellSouth Telecommunications, Inc., U.S. Army, Caterpillar, Inc., First USA Bank, Highmark Blue Cross Blue Shield and Philips Medical Systems.

     The Company only includes in backlog signed contracts that either have milestones yet to be attained or for which the Company can make a reasonable estimate of work yet to be performed. The Company's backlog at June 30, 1997 was $12.4 million, compared to $15.1 million at June 30, 1996 and $9.6 million at December 31, 1996. The increase compared to the prior year end reflects contract closures resulting from business development capabilities. As most of the contracts in backlog are terminable by the Company or the client upon short notice, there can be no assurance that contracts reflected in backlog are a reliable measure of future revenue.

Comparison of Quarter and Six Months Ended June 30, 1997 and June 30, 1996.

       Revenue. Total revenue for the quarter ended June 30, 1997 was $7.9 million compared to $6.7 million for the quarter ended June 30, 1996, an increase of $1.2 million or 18%. For the six months ended June 30, 1997 revenue was unchanged at $15.0 million compared to $15.0 million for the six months ended June 30, 1996.

       Total software services revenue for the quarter ended June 30, 1997 was $7.8 million compared to $6.1 million for the quarter ended June 30, 1996, an increase of $1.7 million or 27%. The renegotiation of a significant fixed-price contract in the second quarter of 1996 adversely affected revenue and earnings for that period. Software services revenue was unchanged at $14.3 million for the six months ended June 30, 1997 compared to $14.3 million for the six months ended June 30, 1996. Revenue from software services-related parties was $2.7 million for the six months ended June 30, 1997 compared to $1.2 million for the six months ended June 30, 1996, an increase of $1.5 million or 116%. This increase was primarily due to an increase in customer contact engagements for a telecommunications industry client.

       Revenue from software licenses was $98,000 for the three month period ended June 30, 1997, compared to $533,000 for the same three month period in 1996, a decrease of $435,000 or 82%. The decrease in software licenses in the second quarter of 1997 when compared to 1996 was attributable to the timing of closing sales of software templates. Revenue from software licenses was $723,000 for the six months ended June 30, 1997 compared to $663,000 for the six months ended June 30, 1996, an increase of $60,000 or 9%.

       Cost of Revenue. Cost of revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and expenses. For the second quarter of 1997, total cost of revenue was $4.7 million compared to $4.3 million for the second quarter of 1996, an increase of $.4 million or 9%. For the six months ended June 30, 1997, total cost of revenue was $9.1 million compared to $9.4 million for the six months ended June 30, 1996, a decrease of $.3 million or 3%. The six month decrease was primarily attributable to a decrease in the cost of consultant labor. Cost of revenue-related parties was $1.5 million for the six months ended June 30, 1997 compared to $.8 million for the six months ended June 30, 1996, an increase of $.7 million or 94%. This increase was primarily attributable to an increase in customer contact engagements for a telecommunications industry client.

       Research and Development. Research and development expenses for the quarter ended June 30, 1997 were $393,000 compared to $288,000 for the second quarter of 1996, an increase of $105,000 or 36%. For the six months ended June 30, 1997 research and development expenses were $751,000 compared to $467,000 for the six months ended June 30, 1996, an increase of $284,000 or 61%. These increases were primarily attributable to continued investment in template and methodology development.

       Selling, General and Administrative. Selling, general and administrative expenses include costs of proposal development and proposal writing, marketing communications and advertising, sales and management staff, and corporate services functions including accounting, human resources and legal services, along with corporate executive staff. Selling, general and administrative expenses were $3.9 million for the six months ended June 30, 1997 compared to $4.1 million for the six months ended June 30, 1996, a decrease of $.2 million or 5%.

       Other Income (Expense). Total other income for the second quarter of 1997 was $172,000 compared to total other income of $154,000 in 1996, an increase of $18,000 or 12%. For the six months ended June 30, 1997, total other income was $339,000 compared to total other income of $302,000 in 1996 an increase of $37,000 or 12%. This income is primarily interest income earned on the net proceeds received in December 1995 from the Company's initial public offering, which were invested in an interest-bearing account.

       Income Tax Provision. An income tax provision of $344,000 was recorded for the second quarter of 1997 and $600,000 for the six months ended June 30, 1997 based on the Company's estimate of the effective tax rate for the year.

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

Liquidity and Capital Resources

       The Company has funded its operations in recent years primarily through cash generated from operations and the use of cash reserves, and in part by borrowing under available lines of credit. The Company has also funded its operations through the net proceeds of the initial public offering of its Common Stock consummated in December 1995.

       During the first six months of 1997 the Company generated $1.2 million in positive cash flow from operating activities and overall net cash provided of $128,000. This positive cash flow was generated even with a substantial six month investment of $1.2 million in capital equipment. In comparison, capital equipment spending for the six months ended June 30, 1996 was $722,000.

         The Company's net accounts receivable increased by $1.6 million for the six months ended June 30, 1997. Invoicing of amounts to clients generally occurs within 45 days of time and materials cost incurrence, unless a specific schedule is agreed upon, and payment follows invoicing in accordance with customary terms. The Company has not experienced any significant write-downs of receivables, nor does the Company expect that payments are doubtful; accordingly, the Company has not made any allowance for doubtful accounts.

     Advance billings and deferred revenue increased $1.1 million for the six months ended June 30, 1997. Advanced billings and deferred revenue balances will normally change from period to period. Any increase reflects billings in advance of revenue earned, but which were billed in accordance with established or agreed billings schedules. These amounts are recorded as deferred revenue until earned. The timing and magnitude of such advance billings vary from contract to contract and from client to client.

     The Company currently has a committed line of credit agreement in the amount of $3.5 million in place with PNC Bank, N.A. (the "Bank"). Borrowings under this agreement are collateralized by accounts receivable. The line of credit bears interest at the Bank's prime interest rate and the Bank charges a 0.15% fee per annum on the unused portion of that line of credit. The Bank's prime interest rate was 8.50% at June 30, 1997 compared to 8.25% at December 31, 1996. This agreement was amended on July 1, 1997 by extending the expiration date to June 30, 1998. No borrowings were outstanding against the line of credit at June 30, 1997 or December 31, 1996.

     The Company believes that the current cash balances, together with cash generated from operations and borrowing available under its line of credit, will satisfy the Company's working capital and capital expenditure requirements during fiscal year 1997 and the foreseeable period thereafter. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings. Capital expenditures are typically made for computing equipment, software, physical plant, and furniture and fixtures in order to seek enhancements in the productivity of the Company's employees and to support growth.


RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 for its consolidated financial statements for the year ended December 31, 1997 and subsequent interim periods. Upon adoption, the standard also requires the restatement of all prior period earnings per share information presented.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company is required to adopt the provisions of SFAS No. 130 beginning with its consolidated financial statements for the three months ending March 31, 1998. SFAS No. 131 requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. The Company must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998.

         The adoptions of SFAS No. 128, SFAS No. 130 and SFAS No. 131 are not expected to have a material effect on the measurement of the Company's financial position, results of operations or cash flows; the Company is reviewing possible changes in disclosures that may be called for.

Material Factors Affecting the Company's Business

         The Company's business is subject to a number of risks and uncertainties that could materially affect future results. To the extent that any of the statements made in this report on Form 10-Q (including, without limitation, statements with respect to growth in the Company's business and client engagements) may be deemed to be forward-looking statements, or to the extent that the Company or its representatives may in the future be deemed to make oral forward-looking statements, the following is a list of important factors, among others, that could cause actual results to differ materially from those expressed in any such forward-looking statements:

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

         In addition, quarterly variations, together with the Company's dependence upon a limited number of clients and the Company's experience of adverse operating results in years prior to 1994, make it difficult for management to engage in strategic planning that contemplates a horizon of more than three years. Thus, income expectations beyond three years are viewed by management as very uncertain, and management's past assessments of its ability to realize its deferred tax asset through future taxable income have reflected this. Prior to December 31, 1996, the Company's interim and annual financial statements included a valuation allowance that was intended to reflect management's estimation, in light of these and other risk factors, of the realizability of its deferred tax asset. In determining the amount of any valuation allowance and the possible need to adjust that amount, the Company weighs the negative evidence of its dependence upon a limited number of clients and the other risks described herein, on the one hand, against the positive evidence of recent results and future expectations over its three-year planning horizon, on the other hand. The Company then adjusts the valuation allowance, if any, to reflect the portion of the deferred tax asset that the Company believes it will, more likely than not, be unable to realize. Any valuation allowance that may be shown on the Company's financial statements would reflect that the Company does not believe that it is more likely than not to realize certain deferred tax assets.

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

         While the information technology services market remains highly fragmented and continues to be served by numerous firms, the Company notes that this market has been subject to recent consolidation. Accordingly, the Company from time to time considers possible acquisitions, consolidations and other strategic alternatives.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable

                          PART II - OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  On May 13, 1997, the Company held its 1997 Annual Meeting of Stockholders.

(b) Mark S. Fox and John W. Manzetti were elected directors at the Annual Meeting; Dennis Yablonsky, Raj Reddy, Glen F. Chatfield, Bruce D. Russell, Tracie A. Muesing and Jaime G. Carbonell continued as directors after the Annual Meeting.

(c) The following matters were voted upon at the Annual Meeting, with the results indicated:

         1.       Election of Directors

                                                   Authority        Broker
                              Votes For             Withheld        Non-Votes
                              ---------            ---------        ---------

         Mark S. Fox           5,090,187             38,935            0

         John W. Manzetti      5,093,087             36,035            0


         2. Proposal to ratify the selection of Price Waterhouse LLP, independent accountants, to audit the books and accounts of the Company for the year ending December 31, 1997.

                                Votes for: 5,111,512   Votes against:  9,860
                                Abstentions:           Broker Non-Votes    0

(d)      Not applicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits                                    Description

11.1              Statement regarding computation of per share earnings


27.               Financial Data Schedule

Reports on Form 8-K

                  The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1997                     CARNEGIE GROUP, INC.


                                           /s/ DENNIS YABLONSKY
                                           ----------------------
                                           Dennis Yablonsky
                                           President, and
                                           Chief Executive Officer

                                           /s/ JOHN W. MANZETTI
                                           ------------------------
                                           John W. Manzetti
                                           Executive Vice President,
                                           Chief Financial Officer
                                           and Treasurer

                                 EXHIBIT INDEX

                                                                   Sequential
Exhibit No.                        Description                     page number

11.1                        Statement Regarding Computation
                            of Per Share Earnings

27                          Financial Data Schedule