Form 10-Q/A
period 1997-06-30
CARNEGIE GROUP INC
filed 1997-09-23
CIK 1001188

-------------------------------------------------------------------------------

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


                           Yes  X                    No_______
                               ---

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
------------------------------------------------------------------------------

                                  FORM 10-Q/A


                              CARNEGIE GROUP, INC.

                               TABLE OF CONTENTS

                                                                Page Number


PART I.   FINANCIAL INFORMATION


     Item 1.  Financial Statements

              Carnegie Group, Inc. and Subsidiaries                   3
              Consolidated Statements of Operations for the three months and six months ended June 30, 1997 and 1996

              Carnegie Group, Inc. and Subsidiaries                   4
              Consolidated Balance Sheets

              Carnegie Group, Inc. and Subsidiaries                   5
              Consolidated Statements of Cash Flows

              Notes to Unaudited Consolidated Financial Statements    6

     Item 2.  Management's Discussion and Analysis of                 7
              Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures about         16
              Market Risks


PART II.  OTHER INFORMATION                                          17


     Item 4.  Submission of Matters to a Vote of Security Holders    17

     Item 6.  Exhibits and Reports on Form 8-K                       17


SIGNATURES

EXHIBIT INDEX

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

(d)      Not applicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

10.01 Development Agreement, dated April 28, 1997, by and between an affiliate of U S WEST Communications Group, Inc., and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.02 Letter Agreement, dated May 20, 1997, to amend Development Agreement, dated January 24, 1997, as previously amended by Letter Agreement, dated March 6, 1997, by and between U S WEST Business Resources, Inc., as agent for U S WEST Advanced Technologies, Inc. and U S WEST Communications, Inc., and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).


11.1     Statement regarding computation of per share earnings

27.     Financial Data Schedule



(b)     Reports on Form 8-K


                  The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 23, 1997                  CARNEGIE GROUP, INC.


                                           /s/ DENNIS YABLONSKY
                                           ----------------------
                                           Dennis Yablonsky
                                           President, and
                                           Chief Executive Officer

                                           /s/ JOHN W. MANZETTI
                                           ------------------------
                                           John W. Manzetti
                                           Executive Vice President,
                                           Chief Financial Officer
                                           and Treasurer

                                 EXHIBIT INDEX



Exhibit No.                        Description


10.01 Development Agreement, dated April 28, 1997, by and between an affiliate of U S WEST Communications Group, Inc., and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.02 Letter Agreement, dated May 20, 1997, to amend Development Agreement, dated January 24, 1997, as previously amended by Letter Agreement, dated March 6, 1997, by and between U S WEST Business Resources, Inc., as agent for U S WEST Advanced Technologies, Inc. and U S WEST Communications, Inc., and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).



11.1      Statement Regarding Computation of Per Share Earnings

27        Financial Data Schedule