Form 10-Q
period 1997-09-30
CARNEGIE GROUP INC
filed 1997-11-14
CIK 1001188

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO
                               ------------------      ------------------

COMMISSION FILE NUMBER 0-26964


                              CARNEGIE GROUP, INC.
--------------------------------------------------------------------------------

           DELAWARE                                    25-1435252
--------------------------------------------------------------------------------
(State or other Jurisdiction of          (I.R.S Employer Identification Number)
Incorporation or Organization)



     FIVE PPG PLACE, PITTSBURGH, PENNSYLVANIA                   15222
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


                                    Yes   X     No
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

             CLASS                         OUTSTANDING AT OCTOBER 31, 1997
             -----                         -------------------------------
 Common Stock, $.01 par value                         6,465,255

                                    FORM 10-Q

                              CARNEGIE GROUP, INC.

                                TABLE OF CONTENTS


                                                                                                              PAGE NUMBER
                                                                                                              -----------

PART 1  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Carnegie Group, Inc. and Subsidiaries                                                               3
              Consolidated Statements of Operations for
              the three months and nine months ended
              September 30, 1997 and 1996

              Carnegie Group, Inc. and Subsidiaries                                                               4
              Consolidated Balance Sheets

              Carnegie Group, Inc. and Subsidiaries                                                               5
              Consolidated Statements of Cash Flows

              Notes to Unaudited Consolidated Financial Statements                                                6

     Item 2.  Management's Discussion and Analysis of                                                             7
              Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures about                                                     15
              Market Risks

PART 2  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                                   16

     Signatures                                                                                                  17

     Exhibit Index                                                                                               18

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      CARNEGIE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              ----------------------------  -----------------------------
                                                              SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1997            1996           1997            1996
                                                                  ----            ----           ----            ----
Revenue
         Software services--Unrelated parties                $ 5,657,403      $ 5,317,571   $ 17,235,707    $18,396,585
         Software services--Related parties                    2,163,790          793,347      4,851,972      2,038,273
                                                              ----------       ----------     ----------     ----------

                  Total software services                      7,821,193        6,110,918     22,087,679     20,434,858
         Software licenses                                       122,518          398,351        845,957      1,061,112
                                                             -----------       ----------     ----------   ------------

                  Total revenue                                7,943,711        6,509,269     22,933,636     21,495,970
                                                              ----------       ----------     ----------     ----------

Costs and expenses:
         Cost of revenue - Unrelated parties                   3,669,785        3,454,845     11,292,810     12,064,410
         Cost of revenue - Related parties                     1,308,871          507,078      2,815,565      1,282,354
                                                            ------------       ----------     ----------   ------------

                  Total cost of revenue                        4,978,656        3,961,923     14,108,375     13,346,764
         Research and development                                505,140          346,868      1,255,686        814,158
         Selling, general and administrative                   2,108,397        1,671,435      6,046,420      5,822,321
                                                              ----------       ----------     ----------     ----------

                  Total costs and expenses                     7,592,193        5,980,226     21,410,481     19,983,243
                                                              ----------       ----------     ----------     ----------

Income from operations                                           351,518          529,043      1,523,155      1,512,727
Other income (expense):
         Interest income                                         179,743          153,011        512,619        451,701
         Other income                                              6,749            7,931         19,347         20,729
         Interest expense                                         (3,242)          (4,262)       (10,295)       (13,683)
                                                              ----------       ----------    -----------    -----------

         Total other income (expense)                            183,250          156,680        521,671        458,747
                                                              ----------       ----------     ----------     ----------

Income before income taxes                                       534,768          685,723      2,044,826      1,971,474
Income tax provision                                            (212,678)        (276,215)      (812,980)      (757,958)
                                                              ----------      -----------     ----------     ----------

         Net income                                           $  322,090       $  409,508   $  1,231,846   $  1,213,516
                                                              ----------       ----------   ------------   ------------

Earnings per share of common stock                            $     0.05      $     0.06      $    0.18      $     0.17
                                                              ==========      ==========      =========      ==========

Weighted average number of common shares and                   7,053,755        6,971,076      6,969,017      7,120,084
equivalents outstanding                                       ==========       ==========     ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                      CARNEGIE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                   (UNAUDITED)
                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1997             1996
                                                       ----             ----
                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents                           $ 13,841,553    $ 14,691,765
Accounts receivable                                    5,394,024       2,751,316
Accounts receivable from related parties               1,021,148         769,223
Accounts receivable--unbilled                          2,012,664       3,660,765
Accounts receivable related parties--unbilled            968,649         188,302
Deferred income taxes                                  1,957,139       2,179,426
Other current assets                                     732,271         403,508
                                                    ------------    ------------

         Total current assets                         25,927,448      24,644,305
                                                    ------------    ------------

Property and equipment, net of accumulated
         depreciation and amortization                 2,726,594       2,046,415
Deferred income taxes                                  1,283,514       1,775,480
Long term notes receivable--from officer                 325,000               0
Other assets                                              16,135          23,055
                                                    ------------    ------------

         Total assets                               $ 30,278,691    $ 28,489,255
                                                    ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable                              $  1,094,907    $    614,458
Payables to related parties                              292,352       1,034,608
Accrued compensation                                     707,764         706,965
Advance billings and deferred revenue                  2,091,210       1,101,221
Accrued rent                                             361,518         538,641
Other accrued liabilities                                629,930         821,752
Obligations under capital leases--current
          portion                                            167          33,242
                                                    ------------    ------------

         Total liabilities                             5,177,848       4,850,887
                                                    ------------    ------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 20,000,000
         shares authorized, 6,689,970 and
         6,512,038 shares issued at
         September 30, 1997 and December 31, 1996
         respectively                                     66,900          65,120
Capital in excess of par value                        31,612,929      31,384,080
Accumulated deficit                                   (6,103,986)     (7,335,832)
Treasury stock, 190,000 shares                          (475,000)       (475,000)
                                                    ------------    ------------

         Total stockholders' equity                   25,100,843      23,638,368
                                                    ------------    ------------

         Total liabilities and stockholders'
            equity                                  $ 30,278,691    $ 28,489,255
                                                    ============    ============


   The accompanying notes are an integral part of these financial statements.

                      CARNEGIE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                                     1997               1996
                                                                     ----               ----
Cash flows from operating activities:
         Net income                                             $  1,231,846       $  1,213,516
         Adjustments to reconcile net income
         to net cash (used in) provided
         by operating activities:
                  Depreciation and amortization                      937,908            698,989
                  (Gain) loss on sale of fixed assets                    503                  0
                  Deferred income taxes                              714,253            661,952
                  Changes in working capital component:
                  Accounts receivable                               (994,607)         1,531,603
                  Accounts receivable - Related parties           (1,032,272)          (993,120)
                  Other assets                                      (321,843)           144,153
                  Trade accounts payable                             480,449           (568,524)
                  Payables to related parties                       (742,256)           (37,772)
                  Accrued compensation                                   799           (211,810)
                  Accrued rent                                      (177,123)           (52,855)
                  Long term notes receivable--from officer          (325,000)                 0
                  Other accrued liabilities                         (125,058)            68,927
                  Advance billings and deferred revenue              989,989             75,981
                                                                ------------       ------------
                       Net cash (used in) provided by
                             operating activities                    637,588          2,531,040

Cash flows from investing activities:
         Proceeds from the sale of fixed assets, net                   1,000                 --
         Capital expenditures                                     (1,619,592)          (940,464)
                                                                ------------       ------------

                  Net cash used in investing
                       activities                                 (1,618,592)          (940,464)
                                                                ------------       ------------
         Cash flows from financing activities:
                  Borrowings on line of credit                            --                 --
                  Repayments on line of credit                            --                 --
                  Principal payments under capital
                      lease obligations                              (33,075)           (40,909)
                  Proceeds from sales of common stock, net           163,867            251,617
                                                                ------------       ------------

                       Net cash (used in) provided by
                            financing activities                     130,792            210,708
                                                                ------------       ------------

Net change in cash and cash equivalents                             (850,212)         1,801,284
Cash and cash equivalents:
         Beginning of period                                      14,691,765         12,394,588
         End of period                                          $ 13,841,553       $ 14,195,872
                                                                ============       ============



   The accompanying notes are an integral part of these financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     In the opinion of the management of Carnegie Group, Inc. (the "Company"), these unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of operating results for the three month and nine month periods ended September 30, 1997. Results for the interim periods are not necessarily indicative of results for the full year. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the information contained in this Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

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

     The Company only includes in backlog signed contracts that either have milestones yet to be attained or for which the Company can make a reasonable estimate of work yet to be performed. The Company's backlog at September 30, 1997 was $7.2 million, compared to $11.6 million at September 30, 1996 and $9.6 million at December 31, 1996. As most of the contracts in backlog are terminable by the Company or the client upon short notice, there can be no assurance that contracts reflected in backlog are a reliable measure of future revenue.

COMPARISON OF QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996.

     Revenue. Total revenue for the quarter ended September 30, 1997 was $7.9 million compared to $6.5 million for the quarter ended September 30, 1996, an increase of $1.4 million or 22%. For the nine months ended September 30, 1997 revenue was $22.9 million compared to $21.5 million for the nine months ended September 30, 1996, an increase of $1.4 million or 7%.

     Total software services revenue for the quarter ended September 30, 1997 was $7.8 million compared to $6.1 million for the quarter ended September 30, 1996, an increase of $1.7 million or 28%. For the nine months ended September 30, 1997 software services revenue was $22.1 million compared to $20.4 million for the nine months ended September 30, 1996, an increase of $1.7 million or 8%. Revenue from software services-related parties was $4.8 million for the nine months ended September 30, 1997 compared to $2.0 million for the nine months ended September 30, 1996, an increase of $2.8 million or 140%. This increase was primarily due to an increase in customer contact engagements for a telecommunications industry client.

     Revenue from software licenses was $123,000 for the three month period ended September 30, 1997, compared to $398,000 for the same three month period in 1996, a decrease of $275,000 or 69%. The decrease in software licenses in the third quarter of 1997 when compared to 1996 was attributable to the failure to close a certain major template license during the third quarter of 1997. Revenue from software licenses was $846,000 for the nine months ended September 30, 1997 compared to $1,061,000 for the nine months ended September 30, 1996, a decrease of $215,000 or 20%.

     Cost of Revenue. Cost of revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and expenses. For the third quarter of 1997, total cost of revenue was $5.0 million compared to $4.0 million for the third quarter of 1996, an increase of $1.0 million or 25%. For the nine months ended September 30, 1997, total cost of revenue was $14.1 million compared to $13.3 million for the nine months ended September 30, 1996, an increase of $.8 million or 6%. The nine month increase was primarily attributable to an increase in the number of software engineers deployed on customer contact engagements. Cost of revenue-related parties was $2.8 million for the nine months ended September 30, 1997 compared to $1.3 million for the nine months ended September 30, 1996, an increase of $1.5 million or 115%. This increase was primarily attributable to an increase in customer contact engagements for a telecommunications industry client.

     Research and Development. Research and development expenses for the quarter ended September 30, 1997 were $505,000 compared to $347,000 for the third quarter of 1996, an increase of $158,000 or 46%. For the nine months ended September 30, 1997 research and development expenses were $1.2 million compared to $.8 million for the nine months ended September 30, 1996, an increase of $.4 million or 50%. These increases were primarily attributable to continued investment in template and methodology development.

     Selling, General and Administrative. Selling, general and administrative expenses include costs of proposal development and proposal writing, marketing communications and advertising, sales and management staff, and corporate services functions including accounting, human resources and legal services, along with corporate executive staff. Selling, general and administrative expenses were $6.0 million for the nine months ended September 30, 1997 compared to $5.8 million for the nine months ended September 30, 1996, an increase of $.2 million or 3%.

     Other Income (Expense). Total other income for the third quarter of 1997 was $183,000 compared to total other income of $157,000 in 1996, an increase of $26,000 or 17%. For the nine months ended September 30, 1997, total other income was $522,000 compared to total other income of $459,000 for the same period in 1996, an increase of $63,000 or 14%. This income is primarily interest income earned on the net proceeds received in December 1995 from the Company's initial public offering, which were invested in an interest-bearing account.

     Income Tax Provision. An income tax provision of $213,000 was recorded for the third quarter of 1997 and $813,000 for the nine months ended September 30, 1997 based on the Company's estimate of the effective tax rate for the year.

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

     Net Income. Net income for the quarter ended September 30, 1997 was $322,000 compared to $410,000 for the quarter ended September 30, 1996. This decrease of $88,000 was due to the aforementioned decrease in software licenses sold in the third quarter of 1997 when compared to 1996 which was attributed to the failure to close a certain major template license.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations in recent years primarily through cash generated from operations and the use of cash reserves, and in part by borrowing under available lines of credit. The Company has also funded its operations through the net proceeds of the initial public offering of its Common Stock consummated in December 1995.

     During the first nine months of 1997 the Company generated $637,000 in positive cash flow from operating activities, although overall, the Company had a net use of cash amounting to $850,000. This negative cash flow was the result of a substantial nine month investment of $1.6 million in capital expenditures. In comparison, capital equipment spending for the nine months ended September 30, 1996 was $940,000.

     The Company's net accounts receivable increased by $2.0 million for the nine months ended September 30, 1997 which reflects increases in revenue. Invoicing of amounts to clients generally occurs within 45 days of time and materials cost incurrence, unless a specific schedule is agreed upon, and payment follows invoicing in accordance with customary terms. The Company has not experienced any significant write-downs of receivables, nor does the Company expect that payments are doubtful; accordingly, the Company has not made any allowance for doubtful accounts.

     Advance billings and deferred revenue increased $1.0 million for the nine months ended September 30, 1997. Advanced billings and deferred revenue balances will normally change from period to period. Any increase reflects billings in advance of revenue earned, but which were billed in accordance with established or agreed billings schedules. These amounts are recorded as deferred revenue until earned. The timing and magnitude of such advance billings vary from contract to contract and from client to client.

     The Company currently has a committed line of credit agreement in the amount of $3.5 million in place with PNC Bank, N.A. (the "Bank"). Borrowings under this agreement are collateralized by accounts receivable. The line of credit bears interest at the Bank's prime interest rate and the Bank charges a 0.15% fee per annum on the unused portion of that line of credit. The Bank's prime interest rate was 8.50% at September 30, 1997 compared to 8.25% at December 31, 1996. This agreement was amended on July 1, 1997 by extending the expiration date to June 30, 1998. No borrowings were outstanding against the line of credit at September 30, 1997 or December 31, 1996.

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

     While the information technology services market remains highly fragmented and continues to be served by numerous firms, the Company notes that this market has been subject to recent consolidation. Accordingly, the Company from time to time considers possible acquisitions, consolidations and other strategic alternatives. In addition, business combinations among the Company's competitors may result in the creation of additional large information technology service providers with greater financial, marketing and other resources, than those of the Company.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                          PART II - OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS                   DESCRIPTION

    10.01       Loan Agreement, dated as of September 11,
                1997, between Dennis Yablonsky and
                Carnegie Group, Inc.

    10.02       Agreement No. 9700050785, effective as of
                July 1, 1997, between U S WEST Business
                Resources, Inc., as agent for various
                U S WEST Companies, and Carnegie Group,
                Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange
                Act of 1934, as amended).

    10.03       Schedule Number 230397, effective as of
                July 21, 1997, to Agreement No. 9700050785
                between U S WEST Business Resources, Inc., as agent for various U S WEST Companies, and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

    10.04 Schedule Number 230597, effective as of August 18, 1997, to Agreement No. 9700050785 between U S WEST Business Resources, Inc., as agent for various U S WEST Companies, and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

    11.1        Statement regarding computation of per share earnings

    27.         Financial Data Schedule

(b) Reports on Form 8-K
         The registrant did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1997                            CARNEGIE GROUP, INC.

                                                   /s/ DENNIS YABLONSKY
                                                   --------------------------
                                                   Dennis Yablonsky
                                                   President, and
                                                   Chief Executive Officer

                                                   /s/ JOHN W. MANZETTI
                                                   --------------------------
                                                   John W. Manzetti
                                                   Executive Vice President,
                                                   Chief Financial Officer
                                                   and Treasurer

                                  EXHIBIT INDEX

                                                                SEQUENTIAL
EXHIBIT NO.               DESCRIPTION                          PAGE NUMBER
-----------               -----------                          -----------
10.01           Loan Agreement, dated as of September 11,
                1997, between Dennis Yablonsky and
                Carnegie Group, Inc.

10.02           Agreement No. 9700050785, effective as of
                July 1, 1997, between U S WEST Business
                Resources, Inc., as agent for various
                U S WEST Companies, and Carnegie Group,
                Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange
                Act of 1934, as amended).

10.03           Schedule Number 230397, effective as of
                July 21, 1997, to Agreement No. 9700050785
                between U S WEST Business Resources, Inc., as agent for various U S WEST Companies, and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities
                Exchange Act of 1934, as amended).

10.04           Schedule Number 230597, effective as of
                August 18, 1997, to Agreement No. 9700050785 between U S WEST Business Resources, Inc., as agent for various U S WEST Companies, and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities
                Exchange Act of 1934, as amended).

11.1            Statement Regarding Computation
                of Per Share Earnings

27              Financial Data Schedule