Form 10-K
period 1997-12-31
CARNEGIE GROUP INC
filed 1998-03-31
CIK 1001188

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

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997.
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from
                               ---------------------- to -----------------------

                         COMMISSION FILE NUMBER 0-26964

                              CARNEGIE GROUP, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                     25-1435252
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

FIVE PPG PLACE, PITTSBURGH, PENNSYLVANIA                     15222
(Address of principal executive offices)                   (Zip Code)



       Registrant's telephone number, including area code: (412) 642-6900

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                       Name of each exchange on which registered
             -------------------                       -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 20, 1998, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $15,189,210 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

     The number of shares of the registrant's Common Stock outstanding as of the close of business on March 20, 1998 was 6,499,635.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of Carnegie Group, Inc. to be used in connection with the 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.
================================================================================

                                     PART I
ITEM 1.  BUSINESS.

     Carnegie Group, Inc. ("Carnegie Group" or the "Company") provides business and technical consulting, client/server and Internet-based custom software development, third-party package implementation and systems integration services. The Company focuses on two business areas in the information technology professional services marketplace: customer interaction; and logistics, planning and scheduling. Within these areas, the Company helps clients in the financial services, government, manufacturing and telecommunications industries improve business processes, customer relations, productivity and market position.

     The Company's expertise encompasses a wide range of advanced software technologies, including knowledge management systems, object-oriented technology, advanced graphical user interfaces, constraint-directed search and distributed computing. The Company captures certain aspects of its business area experience and advanced technology expertise in a portfolio of reusable software templates that can be used as building blocks to create software solutions quickly and effectively. In addition, Carnegie Group employs its three-phased RAPID methodology to help provide speed and repeatable reliability in creating software solutions across different client engagements. RAPID begins with an Analysis and Planning phase, is followed by an Implementation phase, and ends with a Deployment phase.

     Since inception, Carnegie Group has emphasized relationships with leading corporations in its targeted industries. These relationships have provided the Company with opportunities for growth through the provision of additional services to existing clients and through references to other companies within the Company's targeted industries. Carnegie Group's clients include U S WEST Communications, Inc., the United States Transportation Command, U.S. Army, Diebold, BellSouth Telecommunications, Inc., First USA Bank, Highmark Blue Cross Blue Shield and Philips Medical Systems.

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

     As computer speed and capacity have increased and computer hardware and software costs have declined, corporations have decentralized their computing infrastructures by distributing computing power to end-users. While centralized computing infrastructures have historically collected, stored and manipulated large volumes of information, the widespread installation of client/server architectures has enabled multiple personal computers and workstations to be linked together in various locations within an enterprise and has permitted information to be disseminated to end-users. In addition, the Internet has provided a global network through which information can be disseminated without regard to specific computing platforms.

     The use of advanced software technologies within client/server and Internet-based architectures has facilitated the creation of sophisticated software solutions that capture, analyze and disseminate enterprise-wide knowledge. These solutions allow end-users to access business rules and accumulate corporate knowledge, and to use that information to make decisions more quickly and exploit business opportunities more effectively.

     Successful implementation of sophisticated software solutions within client/server and Internet-based architectures requires specialized expertise in advanced software technologies. Generally, such expertise is not found in corporations' internal information systems departments, because maintaining specialized expertise in advanced software technologies is not believed to be cost-effective. As a result, corporations are increasingly retaining information technology service providers to develop the sophisticated software solutions they require.

     The demand for sophisticated software solutions that automate and enhance business processes has created significant opportunities for information technology service providers. However, not all information technology service providers have the expertise to provide sophisticated solutions within client/server and Internet-based architectures. Some of these providers focus on general business consulting or on the methodologies through which business processes can be reengineered, while others focus on consulting for specific industries or on specific systems integration services.

CARNEGIE GROUP'S STRATEGY

     Carnegie Group has recognized the demand for information technology services from providers who combine expertise in a wide range of advanced software technologies with experience in developing sophisticated software solutions for specific industries. Carnegie Group's goal is to be a leading provider of knowledge-based, user-centered client/server and Internet-based software development services that integrate advanced technologies with clients' existing computing infrastructures to automate and enhance business processes in two business areas: customer interaction; and logistics, planning and scheduling. To attain that goal, the Company employs the following strategies:

     Apply Advanced Software Technologies to Develop High-Value
Solutions. Carnegie Group focuses on performing software development, systems integration and technical consulting services that apply advanced software technologies to develop high-value software solutions that improve its clients' productivity and competitive market position. The Company's expertise encompasses a wide range of advanced software technologies, including: knowledge management systems; object-oriented technology; advanced graphical user interfaces; constraint-directed search; and distributed computing. Carnegie Group intends to continue to focus on applying advanced software technologies as new technologies are developed that can be used to build high-value solutions for its clients.

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

     Apply RAPID Methodology to Facilitate Rapid Custom Software
Development. In the course of performing its engagements, Carnegie Group employs its three-phased RAPID methodology to help provide speed and repeatable reliability in creating software solutions across different client engagements. RAPID begins with an Analysis and Planning phase, is followed by an Implementation phase, and ends with a Deployment phase. This methodology encourages client feedback and leads to greater congruence with client needs and expectations. The Company believes that this approach enables the rapid deployment of knowledge-intensive software solutions for its clients.

     Strategic Acquisition. Carnegie Group acquired Advantage kbs, Inc. in March 1998. Advantage provides problem solving resolution software and professional services for automating customer support. The Company believes that the acquisition of Advantage will enhance its customer interaction and call center strategy by enabling the Company to offer Advantage's IQSupport Application Suite in the call center and help desk market. See "Recent Development." The Company will continue evaluating acquisitions of businesses, products and technologies that complement the Company's business.

SERVICES AND SOLUTIONS

     Carnegie Group's project teams provide software development, systems integration and technical consulting services to create knowledge-intensive software solutions that improve business processes, customer relations, productivity, and market position.

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

     A solution designed for Philips Medical Systems helps customer support engineers make a repair at the customer's site, where time and performance are critical. Using Carnegie Group's TestBench(TM) diagnostic software, engineers are able to service the customer immediately. TestBench automates the process of accessing information and gives customer support engineers the instantaneous access to knowledge bases, consisting of technical expertise and legacy data, that they need to perform their job more efficiently and effectively. At Philips, TestBench enables engineers to repair the company's medical equipment efficiently and on the first call whenever possible. The engineer determines a machine's symptoms, queries the knowledge base, and plays out scenarios to reach a solution. Repair cycles are shortened, unnecessary service calls are eliminated, spare parts inventory is reduced, and solutions are shared among engineers' peers.

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

     A solution designed for First USA Bank, a subsidiary of Banc One, helps utilize First USA's call center in a variety of critical customer service functions. To help First USA develop a call center-based collections strategy to assist card members in controlling their accounts, Carnegie Group developed a Collections Support System. The Collections Support System enables customer support representatives to focus on helping customers, rather than navigating a computer system, by delivering the correct information as it is needed. This capability speeds the customer service representative's ability to answer questions and anticipate customer needs.

     A solution designed for BellSouth Telecommunications, helps make its web site provide more than company information to its customers. Carnegie Group provided the knowledge engineering and teamed with BellSouth on the software development for Solution Advisor, an interactive web site that enables small business customers to obtain the information and services they need, when they need them. When accessed via the Worldwide Web, an animated on-line "agent" greets the customer and presents a series of questions about specific business requirements. Based on the customer's response, Solution Advisor provides instant recommendations for telecommunications solutions customized to the customer's business, as well as pricing tailored to each business location. Opening this new channel gives BellSouth's web-based customers a chance to use a smart solution for self-help while reducing the number of calls to BellSouth's call center.

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

TECHNOLOGY

  Advanced Software Technologies

     Carnegie Group's engineering staff is experienced in applying advanced software technologies to create solutions within enterprise-wide client/server and Internet-based architectures. The architecture of the Company's software solutions typically contains three tiers or layers: a "presentation layer" which contains the user interface; a "functionality layer" which embodies the business logic, knowledge base and application logic of the system; and a "data layer" which is comprised of both data created with existing systems and new data created with the solution.

     To create its solutions within three-tiered client/server and Internet-based environments, Carnegie Group's engineers are skilled at employing advanced software technologies, including: knowledge-based systems; object-oriented technology; advanced graphical user interfaces;
constraint-directed search; and distributed computing.

     Knowledge management systems are software systems that can make reasoned decisions about complicated processes and that enable those processes to be completed with little or no human intervention. Knowledge-based systems access detailed information about the process, apply underlying reasoning and recommend decisions.

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

     Recommender is a customer contact software template that consolidates valuable knowledge from sales and marketing personnel, and disseminates it to sales consultants and customer service representatives.

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

RECENT DEVELOPMENT

       On March 19, 1998, the Company acquired all the outstanding stock of Advantage kbs, Inc. (Advantage) for a purchase price of $5m, plus an additional contingent payment of up to $2.5m which is dependent upon revenue and earnings of Advantage for the year ending December 31, 1998. Based in Edison, New Jersey, Advantage provides problem resolution software and professional services for automating customer support. The Company believes that the acquisition of Advantage will enhance its customer interaction and call center strategy by enabling the Company to offer Advantage's IQSupport Application Suite in the call center and help desk markets. In addition, the Company believes that the acquisition will broaden its capacity to offer business consulting services to its customers. The integration of Advantage is subject to certain risks. The possible business and financial advantages of the acquisition may not be achieved unless the operations of Advantage are successfully integrated with the Company in a timely manner. See "Risk Factors--Risks Associated with Integration of Advantage." A Current Report on Form 8-K is being filed with respect to the acquisition of Advantage.

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

     The Company markets its services to clients throughout the United States from its headquarters in Pittsburgh, Pennsylvania. In addition, the Company maintains offices in Denver, Colorado, Atlanta, Georgia, and Oakland, California focusing upon clients in the telecommunications industry. The offices in Fairview Heights, Illinois and Arlington, Virginia service government industry clients. Of the 257 people employed or engaged by the Company as of December 31, 1997, 25 were involved directly in sales and marketing and were supported by 36 project managers and 162 project engineers focused upon the industries that the Company serves.

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

     1997 saw the addition of a channels marketing program called the Carnegie Alliance Team. The Carnegie Alliance Team participates in the third-party package implementation business by securing partnerships with leading product and tool set vendors in the customer interaction business area. These product and tool set providers rely on services firms like Carnegie Group to successfully implement their products and integrate them with clients' existing information systems. In 1997, the Carnegie Alliance Team concentrated its efforts on a relationship with Genesys Telecommunications Laboratories, Inc. Genesys develops, markets and sells computer telephony integration (CTI) software products and tool sets. CTI products enable information to flow more easily between telecommunications switching equipment and the desktop computers in customer interaction or call center environments. This improved information flow leverages information contained at the switch and in existing data structures and creates a richer information environment for customer interaction business personnel to improve management and customer support and service.

     In 1997, total revenue from billings to each of the United States Transportation Command, U S WEST Communications, Inc. and BellSouth Telecommunications accounted for more than 10% of the Company's total revenue. In 1996, total revenue from billings to the United States Transportation Command, the U S Army, Caterpillar, Inc. and BellSouth Telecommunications accounted for more than 10% of the Company's total revenue. The Company expects to continue to derive a significant portion of its revenue from a relatively limited number of major clients.

BACKLOG

     The Company only includes in backlog signed contracts that either have milestones yet to be attained or for which the Company can make a reasonable estimate of work yet to be performed. The Company's backlog totaled $8.7 million at December 31, 1997, compared to $9.6 million at December 31, 1996.

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

EMPLOYEES

     As of December 31, 1997, the Company had a total staff of 257 employees and independent contractors, comprised of 198 technical personnel (of whom 36 were project managers and 162 were project engineers), 25 sales and marketing personnel and 34 corporate services personnel. The Company's professional personnel have a variety of educational backgrounds, including degrees in software engineering, electrical engineering, computer science, mechanical engineering, linguistics and business administration; there were 106 employees at December 31, 1997 with advanced degrees. The Company has historically filled a portion of its engineering staffing needs through the retention of independent contractors at a cost not materially greater than the cost of retaining its own employees. The Company believes that its practice of retaining independent contractors on a per engagement basis provides it with access to specialized knowledge when needed, as well as greater flexibility in adjusting staffing levels in response to changes in the demand for its services.

     The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled managerial, technical, marketing and support personnel. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

     After giving effect to the acquisition of Advantage, the total number of employees of the Company and Advantage is 294.

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

     The Company's business includes the development of custom software solutions in connection with specific client engagements. Ownership of certain custom components of such software is generally assigned to the client. The Company has licensed through December 1998 certain custom software components developed in the course of an engagement for a client. In addition, the Company also develops core software technology and reusable software templates, often in the course of engagements for clients, as well as object-oriented software components and certain software "tools," which can be reused in software application development and which generally remain the property of the Company.

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

ITEM 2.  PROPERTIES.

     The Company's headquarters and principal administrative, sales and marketing and software solutions development operations are located in approximately 88,000 square feet of leased space in Pittsburgh, Pennsylvania. The Company occupies these premises under a lease expiring in December 2004. The Company also leases an additional 7,000 square feet of space under this lease; this additional space is currently subleased to another tenant with a term ending in March 1998. In addition, the Company leases office space in Denver, Colorado, Atlanta, Georgia, Fairview Heights, Illinois, Arlington, Virginia, and Oakland, California. Advantage, leases 8,700 square feet of office space in Edison, New Jersey and additional office space in San Francisco, California. The Company anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

          NAME             AGE                              POSITION
          ----             ---                              --------
Dennis Yablonsky           45        President, Chief Executive Officer and Director
John W. Manzetti           50        Executive Vice President, Chief Financial Officer,
                                     Treasurer, Secretary and Director
Bruce D. Russell           52        Senior Vice President

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

     Dr. Russell has served as Senior Vice President, Software Delivery since December 1997. Prior to that, he served as Executive Vice President, Chief Operating Officer and as a director of the Company since February 1995. Prior to becoming an Executive Vice President, Dr. Russell served as Vice President and Division Manager from January 1989 through January 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "CGIX." The following table sets forth the range of high and low sale prices of the Common Stock as reported on the Nasdaq National Market for the periods indicated.

                                                               HIGH          LOW
                                                               ----          ---
1996:
First Quarter (ended 3/31/96)...............................  $10.250       $6.625
Second Quarter (ended 6/30/96)..............................  $10.750       $8.250
Third Quarter (ended 9/30/96)...............................  $ 8.750       $5.000
Fourth Quarter (ended 12/31/96).............................  $ 8.500       $5.250

1997:
First Quarter (ended 3/31/97)...............................  $ 7.750       $5.375
Second Quarter (ended 6/30/97)..............................  $ 7.750       $5.000
Third Quarter (ended 9/30/97)...............................  $ 8.000       $6.500
Fourth Quarter (ended 12/31/97).............................  $ 8.000       $2.813

     On March 20, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $3.63 per share. As of such date there were approximately 4,100 holders of record of the Company's Common Stock.

     The Company has never declared or paid cash dividends on its capital stock. The Company currently anticipates that it will retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1993       1994       1995       1996       1997
                                            ----       ----       ----       ----       ----
Statement of Operations Data:
Total revenue............................  $12,817    $17,875    $25,650    $28,409    $29,406
Income (loss) from operations............   (2,065)     1,159      2,847      2,301       (548)
Income (loss) before income taxes........   (2,021)     1,162      2,849      2,928        182
Income tax benefit (provision)...........       --        277      1,827        432        (72)
Net income (loss)........................   (2,021)     1,439      4,676      3,360        110
Basic earnings (loss) per share of common
  stock..................................  ($ 0.42)   $  0.31    $  0.99    $  0.54    $  0.02
Diluted earnings (loss) per share of
  common stock...........................  ($ 0.42)   $  0.25    $  0.82    $  0.47    $  0.02

                                                               DECEMBER 31
                                           ---------------------------------------------------
                                            1993       1994       1995       1996       1997
                                            ----       ----       ----       ----       ----
Balance Sheet Data:
Working Capital..........................  $ 1,196    $ 2,055    $16,139    $19,793    $18,795
Total assets.............................    6,025      8,943     24,989     28,489     29,591
Obligations under capital
  leases-noncurrent portion..............       --         90         40         --         --
Total stockholders' equity...............    2,761      4,200     19,729     23,638     24,070

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Carnegie Group, Inc. founded in 1983, derives its revenue primarily from the performance of software services, and to a lesser extent from the sale of software licenses. Carnegie Group provides business and technical consulting, client/server and Internet-based custom software development, third-party package implementation and systems integration services. The Company focuses on two business areas in the information technology professional services marketplace: customer interaction; and logistics, planning and scheduling. Within these areas, the Company helps clients in the financial services, government, manufacturing and telecommunications industries improve business processes, customer relations, productivity and market position.

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

     Revenue from software services represented 95.1% of the Company's total revenue in 1997. Fees for software services provided by the Company typically are based on Carnegie Group staffing requirements and the overall scope and timing of the project as agreed upon with the client. The Company has historically filled a portion of its engineering staffing needs through the retention of independent contractors. The Company believes that its practice of retaining independent contractors on a per engagement basis provides it with access to specialized knowledge when needed, as well as greater flexibility in adjusting staffing levels in response to changes in the demand for its services. The Company's software services are generally performed on a time-and-materials basis, although the Company also provides certain software services on a fixed-price or cost-plus-fixed-fee basis, depending on the overall project scope, risks and client requirements. The Company records software services revenue at estimated realizable rates as labor hours are recorded, or as project milestones or deliverables are met, whichever most accurately reflects project completion status. Adjustments are made to software services revenue as required using the percentage-of-completion method of accounting.

     Revenue from software licenses, which represented 4.9% of the Company's total revenue in 1997, includes fees for licenses, education and training, maintenance revenue and miscellaneous revenue. Revenue from software licenses includes fees for reusable software templates as well as fees for templates sold on a stand-alone basis. The Company records revenue on licenses of reusable software templates when the license agreement is executed, the client purchase order is received and the software has been shipped to the client. Because development costs of these templates have been fully amortized in previous periods (as described below), current costs of software licenses revenue are insignificant. The Company does not believe that the effects of costs of software licenses revenue on the Company's aggregate gross margins or software licenses gross margins are material. Maintenance revenue with respect to software licenses is recorded ratably over the term of the maintenance agreement. Miscellaneous revenue includes fees received from various joint marketing arrangements with other companies.

     Historically, a significant portion of the Company's total revenue has been attributable to sales to a limited number of clients. In 1997, total revenue from billings to each of the United States Transportation Command, U S WEST Communications, Inc. and BellSouth Telecommunications, Inc. accounted for more than 10% of the Company's total revenue. In 1996, total revenue from billings to the United States Transportation Command, US Army, Caterpillar, Inc. and BellSouth Telecommunications accounted for more than 10% of the Company's total revenue. The Company expects to continue to derive a significant portion of its revenue from a relatively limited number of major clients.

     In accordance with applicable accounting principles, the Company presents revenue from related parties and cost of revenue from related parties as separate line items in its statements of operations. Software license revenue from related parties is not presented because it is not significant. Related parties for these purposes include: U S West Communications, Inc., the ultimate parent corporation of which has a representative on the Company's Board of Directors, and Ford Motor Company, which holds approximately 8.6% of the Company's Common Stock outstanding as of March 20, 1998. Because the Company's business is characterized by significant customer concentration and relatively large projects, the timing of performance for each client engagement can result in significant variability in the Company's total revenue and total cost of revenue from period to period; both revenue and cost of revenue from software services from related parties have varied accordingly.

     Research and development expenses consist primarily of expenses for the development of licensable software for sale as stand-alone products, rather than development work performed in the course of client project engagements. Development efforts with respect to TestBench represent investments in new or updated functions or features. Research and development expenses have increased as a percentage of total revenue and have remained a significant percentage of software license revenue. Over the past six years, the Company has also benefitted from the development of reusable software templates in the course of performing engagements for clients. No software development costs were capitalized in 1995, 1996 or 1997. Based on the Company's product development process, technological feasibility is not established until completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant in recent years.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to total revenue of certain items in the Company's consolidated statement of operations.

                                                               YEAR ENDED DECEMBER 31
                                                          ---------------------------------
                                                          1995          1996          1997
                                                          ----          ----          ----
Revenue:
  Software services-Unrelated parties...................   81.8%         84.6%         68.4%
  Software services-Related parties.....................   12.6          10.3          26.7
                                                          -----         -----         -----
     Total Software services............................   94.4          94.9          95.1
  Software licenses.....................................    5.6           5.1           4.9
                                                          -----         -----         -----
     Total revenue......................................  100.0         100.0         100.0
Costs and expenses:
  Cost of revenue-Unrelated parties.....................   53.1          56.1          46.5
  Cost of revenue-Related parties.......................    6.9           6.4          18.4
                                                          -----         -----         -----
     Total cost of revenue..............................   60.0          62.5          64.9
  Research and development..............................    2.2           3.2           5.4
  Selling, general and administrative...................   26.7          26.2          28.9
  Restructuring charge..................................     .0            .0           2.7
                                                          -----         -----         -----
     Total costs and expense............................   88.9          91.9         101.9
Income (loss) from operations...........................   11.1           8.1          (1.9)
Other income, net.......................................     --           2.2           2.5
                                                          -----         -----         -----
Income before income taxes..............................   11.1          10.3            .6
Income tax benefit (provision)..........................    7.1           1.5           (.2)
Net income..............................................   18.2%         11.8%           .4%
                                                          -----         -----         -----

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996.

     Revenue. Total revenue was $29.4 million in 1997 compared to $28.4 million in 1996, an increase of $1.0 million or 3.5%. This growth resulted principally from volume increases in sales of software services.

     Total software services revenue was $28.0 million in 1997 compared to $27.0 million in 1996, an increase of $1.0 million or 3.7%. This increase was primarily attributable to customer contact engagements for clients in the telecommunications industry. Revenue from software services-unrelated parties was $20.1 million in 1997 compared to $24.0 million in 1996, a decrease of $3.9 million or 16.2%. This decrease was due primarily to a funding gap for a logistics, planning and scheduling engagement for a government industry client. Revenue from software services-related parties was $7.8 million in 1997 compared to $2.9 million in 1996, an increase of $4.9 million or 167.3%. This increase was primarily attributable to multiple customer interaction engagements for a telecommunications industry client.

     Revenue from software licenses was unchanged at $1.4 million in 1997 compared to $1.4 million in 1996.

     Cost of Revenue. Cost of revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total cost of revenue was $19.1 million in 1997 compared to $17.8 million in 1996, an increase of $1.3 million or 7.5%. This increase was primarily attributable to additional professional staff hired to perform the increased volume of software services. Total cost of revenue was 64.9% of total revenue in 1997, compared to 62.5% of total revenue in 1996. This percentage increase was primarily attributable to increased costs associated with the use of contract labor on some customer interaction engagements and an increase in project related travel. Cost of revenue-unrelated parties was $13.7 million in 1997 compared to $15.9 million in 1996, a decrease of $2.2 million or 14.3%. This decrease, as mentioned earlier in relation to a decrease in revenue, was affected due to a funding gap on a logistics, planning and scheduling engagement for a government industry client. Cost of revenue from software services-related parties was $5.4 million in 1997 compared to $1.8 million in 1996 an increase of $3.6 million or 199.1%. This increase was directly related to the increase in software services-related parties revenue mentioned earlier.

     Research and Development. Research and development expenses were $1.6 million in 1997 compared to $.9 million in 1996, an increase of $.7 million or 76.4%. This increase was primarily attributable to continued investment in template and methodology development.

     Selling, General and Administrative. Selling, general and administrative expenses include costs of proposal development and proposal writing, marketing communications and advertising, sales and management staff and corporate services functions, including accounting, human resources and legal services, along with corporate executive staff. Selling, general and administrative expenses were $8.5 million in 1997 compared to $7.4 million in 1996, an increase of $1.1 million or 14.1%. This increase resulted primarily from increases in sales and marketing expenses needed to support the Company's channels marketing program. Also, contributing to the increase were additions to the human resource staff and their related expenses and the cost to recruit technical staff.

     Restructuring. Restructuring costs of $.8 million were incurred in 1997 in response to the significant funding gap in a government engagement mentioned previously. These one-time charges were for a reduction in force and the write-down of certain assets related to underutilized capacity.

     Other Income. Total other income for 1997 was $731,000 compared to total other income of $627,000 in 1996, an increase of $104,000 or 16.4%. This increase was due primarily to compounded interest income earned on the net proceeds received in December 1995 from the Company's initial public offering, which were invested in an interest-bearing account.

     Income Tax Provision. An income tax provision of $72,000 was recorded in 1997. The effective income tax rate in 1997 was higher than the effective income tax rate in 1996 due to benefit recognized in 1996 as a result of the Company's estimate of the deferred tax asset believed more likely than not to be realized. See "Income Tax Considerations."

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

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

     Cost of Revenue. Cost of revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and computer equipment services and expenses. Total cost of revenue was $17.8 million in 1996 compared to $15.4 million in 1995, an increase of $2.4 million or 15.5%. This increase was primarily attributable to additional professional staff hired to perform the increased volume of software services. Total cost of revenue was 62.5% of total revenue in 1996, compared to 60.0% of total revenue in 1995. This percentage increase was primarily attributable to increased costs associated with the renegotiation of a fixed-price contract for a telecommunications industry client. Cost of revenue-unrelated parties was $15.9 million in 1996 compared to $13.6 million in 1995, an increase of $2.3 million or 17.1%. This increase was primarily attributable to additional professional staff hired or reassigned to perform the increased volume of software services following the completion of customer contact engagements for a telecommunications client. Also, as mentioned earlier, the increased revenue from software services-unrelated parties for the extension of a logistics, planning and scheduling engagement for a government industry client required an increase in associated costs. Cost of revenue from software services-related parties was $1.8 million in 1996 compared to $1.8 million in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations in recent years primarily through cash generated from operations and the use of cash reserves. In 1995 the Company also funded its operations in part through borrowing under available lines of credit and through the net proceeds of the initial public offering of its Common Stock. There were no borrowings in 1996 or 1997.

     During 1997, the Company had net income of $110,000 and had a net use of cash of $1.2 million. The net use of cash was primarily attributable to various changes in elements of working capital and to capital expenditures.

     The Company experienced a drop in revenue earned but not yet billed when comparing the year ended December 31, 1997 to the year ended December 31, 1996. Invoicing of amounts to clients generally occurs within 45 days of time and materials cost occurrence, unless a specific schedule is agreed upon, and payment follows invoicing in accordance with customary terms. The Company has not experienced any significant write-downs of receivables, nor does the Company expect that the payments are doubtful; accordingly, the Company has not made an allowance for doubtful accounts.

     Advanced billings and deferred revenue increased at December 31, 1997 when compared to the year ended December 31, 1996. Advanced billings and deferred revenue balances normally will change from period to period. Any increase would reflect billings in advance of revenue earned, but which were billed in accordance with established or agreed billings schedules. These amounts are recorded as deferred revenue until earned. The timing and magnitude of such advance billings vary from contract to contract and from client to client.

     The Company has a committed line of credit agreement in the amount of $3.5 million in place with PNC Bank, N.A. (the "Bank"). No borrowings were outstanding against the committed line of credit at December 31, 1997 and December 31, 1996. Borrowings under this agreement are collateralized by accounts receivable. This line of credit bears interest at the Bank's prime interest rate and the Bank charges a 0.15% fee per annum on the unused portion of that line of credit. The Bank's prime interest rate at December 31, 1997 was 8-1/2% compared to 8-1/4% at December 31, 1996.

     The Company believes that current cash balances, together with cash generated from operations and borrowing available under its lines of credit, will satisfy the Company's working capital and capital expenditure requirements during fiscal year 1998 and the foreseeable period thereafter. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financings. Capital expenditures are typically made for computing equipment, software, physical plant and furniture and fixtures in order to seek enhancements in the productivity of the Company's employees and to support growth.

     On March 19, 1998, the Company acquired all the outstanding stock of Advantage kbs, Inc. for a purchase price of $5.0 million, plus an additional contingent payment of up to $2.5 million, depending on revenue and earnings of Advantage for the year ending December 31, 1998. A Current Report on Form 8-K is being filed with respect to the acquisition of Advantage.

INCOME TAX CONSIDERATIONS

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $8.6 million available to reduce federal taxable income through 2012. If an "ownership change" were to occur, within the meaning of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards would be subject to an annual limitation. Generally, an "ownership change" occurs with respect to a corporation if shareholders who own, directly or indirectly, 5% or more of the capital stock of the corporation increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of such stock owned by such shareholders at any time during a prescribed testing period. If the annual limitation were to apply, the amount of the limitation would equal the product of (i) the fair market value of the Company's equity on the date of the ownership change, with certain adjustments, including an adjustment to exclude capital contributions made in the two years preceding the date of the ownership change and (ii) a long-term tax exempt bond rate of return published monthly by the Internal Revenue Service. Should the annual limitation apply, the Company believes that it would affect the timing of the use of, but not the ultimate ability of the Company to use, the net operating loss carryforwards to reduce future income tax liabilities. The applicability of the limitation is not expected to affect the income tax provision (benefit) reported for financial accounting purposes.

     SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of its deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has weighed the positive evidence of profitability over the last four years and future income expectations against the negative evidence of dependence upon a limited number of customers and other uncertainties and concluded that retaining a valuation allowance related to net operating losses was not necessary at December 31, 1996 and continues to be unnecessary at December 31, 1997.

     In estimating the amount of its realizable deferred tax asset, the Company gives substantial weight to recent historical results. Significant changes in circumstances or in enacted tax laws which affect the valuation allowance are recorded when they occur. The Company's annual strategic business planning process takes place in the fourth quarter of the year, and the valuation allowance is adjusted for future years' income expectations resulting from that process. When preparing subsequent interim and annual financial statements, the Company reevaluates whether there has been any significant change in the assumptions underlying its plan and adjusts the valuation allowance as necessary. For example, in the fourth quarter of 1996 and 1995, as a result of its annual strategic business planning process, the Company reevaluated its future years' income expectations and recorded a discrete income tax benefit as an adjustment to the valuation allowance in each of those quarters.

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

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option but allows companies to continue recording compensation cost using currently accepted measurement principles. Beginning in 1996, companies electing to continue using currently accepted recognition principles are required to make pro forma disclosures of net income as if the fair value based method of accounting had been applied. Carnegie Group continues accounting for its stock-based employee compensation plans under currently accepted recognition principles and has presented the pro forma disclosures required under this statement in the notes to the financial statements. Accordingly, the adoption of this statement had no affect on the results of operations or financial position of Carnegie Group.

     SFAS No. 128, "Earnings per Share," the objective of which is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the earnings per share standards of other countries and with that of the International Accounting Standards Committee, was issued in 1997. The Company adopted the provisions of SFAS No. 128 for the year ended December 31, 1997, and has restated earnings per share amounts for all periods presented in conformity with the new standard.

     Also in 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The Company is required to adopt the provisions of SFAS No. 130 beginning with its consolidated financial statements for the three months ended March 31, 1998. SFAS No. 131 requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. The Company must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998. The adoptions of SFAS Nos. 130 and 131 are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     Impact of Year 2000 Issue: The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities.

     During 1997, the Company began a strategic project to replace and enhance its existing financial systems technology. While the decision to embark on this project was solely business related, the new software that the Company implemented is year 2000 compliant. Therefore, the Year 2000 issue will not pose significant operational problems for the Company's computer systems.

     The Company has designed a systems environment that is Year 2000 compliant and all systems are verified for Year 2000 compliance prior to purchase from suppliers. However, there can be no guarantee that the systems of other companies on which the Company's system rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. The Company believes that it has no material exposure to contingencies related to the Year 2000 Issue for systems it has developed for its clients.

     The Company is and will continue to utilize both internal and external resources to implement and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project within one year or not later than December 31, 1998. The total cost of the Year 2000 project is estimated at $550,000 and is being funded through operating cash flows. Of the total project cost, approximately $150,000 is attributed to the purchase of new software which was purchased and capitalized in 1997. The remaining $80,000, some of which will be capitalized or expensed as incurred over the next year, is not expected to have a material effect on the results of operations. To date, the Company has capitalized or expensed approximately $470,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     Inflation is not expected to have a significant effect upon the Company's business in the near future.
                            ------------------------

     This report contains forward-looking statements with respect to, among other things, the market for the Company's services, certain plans and objectives of the Company's management and prospects. These statements are indicated by phrases such as "the Company will" or use of verbs such as "believes," "plans," "intends," "anticipates," or words of similar impact. The following are certain factors that may cause the company's actual results to differ materially from those which are the subject of any such forward looking statements.

     Dependence Upon Limited Number of Clients. The Company has derived in the past, and expects to derive in the future, a significant portion of its revenue from a relatively limited number of major clients. For example, approximately 79%, 83% and 87% of total software services revenue in the years ended December 31, 1997, 1996 and 1995, respectively, was derived from the Company's five largest clients in each such period. In 1997, revenue from billings to each of the United States Transportation Command, U S WEST Communications, Inc. and BellSouth Telecommunications accounted for more than 10% of the Company's total revenue. In 1996, revenue from billings to the United States Transportation Command, the U S Army, Caterpillar, Inc. and BellSouth Telecommunications accounted for more than 10% of the Company's total revenue. The Company's business depends in large part upon its ability to establish and maintain relationships with a limited number of large clients. The loss of, or any significant reduction in the services provided to, any existing major clients, or the failure of the Company to establish and maintain relationships with new major clients, would have a material adverse effect on the Company's business, financial position and results of operations.

     Project Risks. Many of the Company's engagements involve projects which are critical to the operations of its clients' businesses and which provide benefits that may be difficult to quantify. Moreover, many of these engagements are significant to the Company, in that each may represent a significant portion of the Company's total revenue. For example, the Company's ten largest engagements accounted for approximately 68%, 76%, and 68% of total software services revenue in the years ended December 31, 1997, 1996 and 1995, respectively. The Company's failure or inability to meet a client's expectations in the performance of an engagement could have a material adverse effect on the Company's business, financial position and results of operations, including damage to the Company's reputation that could adversely affect its ability to attract new business. In addition, the Company's engagements generally are terminable by clients on short or no notice. An unanticipated termination of a major engagement could require the Company either to maintain under-utilized employees, resulting in a higher than expected number of unassigned persons and concomitant lower utilization rate, or to terminate such employees, resulting in higher severance expenses. The Company must maintain a sufficient number of senior professionals to oversee existing client engagements and to participate with the Company's sales force in securing new client engagements; thus, professional staff expenses are relatively fixed. Although the majority of the Company's contracts are performed on a time-and-materials basis, some contracts are performed on a fixed-price basis, exposing the Company to the risks of cost overruns and inflation.

     Risks Associated with the Integration of Advantage. On March 19, 1998, the Company acquired all the outstanding capital stock of Advantage which became a wholly owned subsidiary of the Company. The integration of companies in the information technology services industry may be more difficult to achieve than in other industries. There can be no assurance that the acquisition of Advantage will result in any business and financial benefits to the Company. The realization of any such benefit requires, among other things, that the operations of Advantage be successfully integrated with those of the Company in a timely manner. The successful integration of the Company and Advantage will require the coordination of research and development and sales and marketing efforts. The difficulties of such integration may be increased by the need to coordinate geographically separated organizations and integrating personnel with disparate business backgrounds. In addition, the Company's senior management has not had previous experience in integrating acquisitions. There can be no assurance that the Company will be able successfully to manage the integration of Advantage.

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

     In addition, quarterly variations, together with the Company's dependence upon a limited number of clients and the Company's experience of adverse operating results in years prior to 1994, make it difficult for management to engage in strategic planning that contemplates a horizon of more than three years. Thus, income expectations beyond three years are viewed by management as more uncertain, and management's assessment of its ability to realize its deferred tax asset through future taxable income reflects this. The Company's interim and annual financial statements include a valuation allowance that is intended to reflect management's estimation, in light of these and other risk factors, of the realizability of its deferred tax asset. In determining the amount of the valuation allowance and the possible need to adjust that amount, the Company weighs the negative evidence of its dependence upon a limited number of clients and the other risks described herein, on the one hand, against the positive evidence of recent results and future expectations, on the other hand. The Company then adjusts the valuation allowance to reflect the portion of the deferred tax asset that the Company believes it will, more likely than not, be unable to realize. The valuation allowance reflects the Company's belief that it is more likely than not to realize most but not all of its deferred tax assets.

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

     Management of Growth. The Company was founded in 1983 by computer scientists at Carnegie Mellon University in Pittsburgh, Pennsylvania. The Company was initially funded through equity investments and technology alliances with Digital Equipment Corporation, Generale de Service Informatique, The Boeing Company, Texas Instruments Incorporated, Ford Motor Company and U S WEST, Inc. From January 1, 1997 through December 31, 1997, the size of the Company's staff increased from 238 to 257 employees and independent contractors. In addition, the Company has opened offices in Atlanta, Georgia, Fairview Heights, Illinois, Oakland, California and Arlington, Virginia since January 1, 1995. In order to manage any further growth in its staff and facilities, the Company must continue to improve its operational, financial and other internal systems, and to attract, train, motivate and manage its personnel. If the Company is unable to manage growth effectively and new personnel are unable to achieve anticipated performance levels, the Company's business, financial position and results of operations would be adversely affected.

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

     While the information technology services market remains highly fragmented and continues to be served by numerous firms, the Company notes that this market has been subject to recent consolidation. Accordingly, the Company from time to time considers possible acquisitions, consolidations and other strategic alternatives. In addition, business combinations among the Company's competitors may result in the creation of additional large information technology service providers with greater financial, marketing and other resources, than those provided by the company.

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

     Intellectual Property Rights. The Company's success is dependent in part upon reusable software templates and other intellectual property. The Company's business includes the development of custom software solutions in connection with specific client engagements. Ownership of certain custom components of such software is generally assigned to the client. The Company has licensed through December 1998 certain custom software components developed in the course of an engagement for a client. In addition, the Company also develops core software technology and reusable software templates, often in the course of engagements for clients, as well as object-oriented software components and certain software "tools," which can be reused in software application development and which generally remain the property of the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Carnegie Group, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Carnegie Group, Inc. and its subsidiaries (the Company) at December 31, 1995, 1996 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Pittsburgh, Pennsylvania
February 3, 1998, except for Note 14 which is as of March 19, 1998

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        DECEMBER 31, 1995, 1996 AND 1997

                                                                   DECEMBER 31,
                                                     -----------------------------------------
                                                        1995           1996           1997
                                                        ----           ----           ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents..........................  $12,394,588    $14,691,765    $13,483,284
Accounts receivable (Note 3).......................    5,131,922      2,751,316      2,955,241
Accounts receivable from related parties (Notes 3
  and 12)..........................................  76,296.....        769,223      3,396,859
Accounts receivable--unbilled (Note 3).............    2,048,609      3,660,765      1,390,650
Accounts receivable related parties--unbilled
  (Notes 3 and 12).................................       87,690        188,302        211,885
Deferred income taxes (Note 13)....................    1,222,061      2,179,426      2,005,855
Other current assets...............................      397,883        403,508        871,931
                                                     -----------    -----------    -----------
     Total current assets..........................   21,359,049     24,644,305     24,315,705
                                                     -----------    -----------    -----------
Property and equipment, net of accumulated
  depreciation and amortization (Note 4)...........    1,812,894      2,046,415      2,568,758
Deferred income taxes (Note 13)....................    1,779,792      1,775,480      1,910,760
Long term notes receivable from officers...........           --             --        584,984
Other assets.......................................       36,900         23,055        210,597
                                                     -----------    -----------    -----------
     Total assets..................................  $24,988,635    $28,489,255    $29,590,804
                                                     ===========    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable.............................  $ 1,107,592    $   614,458    $   663,667
Payables to related parties (Note 12)..............      967,673      1,034,608        182,145
Accrued compensation...............................    1,130,479        706,965        933,004
Advance billings and deferred revenue..............      537,541      1,101,221      2,388,660
Accrued rent (Note 5)..............................      626,253        538,641        330,981
Accrued restructuring (Note 6).....................           --             --        598,723
Other accrued liabilities..........................      801,544        821,752        423,544
Obligations under capital leases--current portion
  (Note 5).........................................       48,691         33,242             --
                                                     -----------    -----------    -----------
     Total current liabilities.....................    5,219,773      4,850,887      5,520,724
                                                     -----------    -----------    -----------
Obligations under capital leases--noncurrent
  portion (Note 5).................................       39,671             --             --
                                                     -----------    -----------    -----------
     Total liabilities.............................    5,259,444      4,850,887      5,520,724
                                                     -----------    -----------    -----------
STOCKHOLDERS' EQUITY (NOTES 7 AND 8):
Common stock, $.01 par value; 20,000,000 shares
  authorized, 6,386,200, 6,512,038 and 6,707,934
  shares issued at December 31, 1995, 1996, and
  1997, respectively...............................       63,862         65,120         67,079
Capital in excess of par value.....................   30,836,317     31,384,080     31,704,241
Accumulated deficit................................  (10,695,988)    (7,335,832)    (7,226,240)
Treasury stock, 190,000 shares at December 31,
  1995, 1996, and 1997 (at cost)...................     (475,000)      (475,000)      (475,000)
                                                     -----------    -----------    -----------
     Total stockholders' equity....................   19,729,191     23,638,368     24,070,080
                                                     -----------    -----------    -----------
Commitments (Note 5)...............................
                                                     -----------    -----------    -----------
     Total liabilities and stockholders' equity....  $24,988,635    $28,489,255    $29,590,804
                                                     ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                        1995           1996           1997
                                                        ----           ----           ----
Revenue (Notes 11 and 12):
  Software services--Unrelated parties.............  $20,972,461    $24,039,258    $20,138,562
  Software services--Related parties...............    3,245,219      2,931,565      7,837,364
                                                     -----------    -----------    -----------
     Total software services.......................   24,217,680     26,970,823     27,975,926
  Software licenses................................    1,432,628      1,438,225      1,430,335
                                                     -----------    -----------    -----------
     Total revenue.................................   25,650,308     28,409,048     29,406,261
                                                     -----------    -----------    -----------
Costs and expenses:
  Cost of revenue--Unrelated parties...............   13,618,798     15,948,615     13,669,530
  Cost of revenue--Related parties.................    1,757,072      1,810,554      5,416,175
                                                     -----------    -----------    -----------
     Total cost of revenue.........................   15,375,870     17,759,169     19,085,705
  Research and development.........................      567,710        907,976      1,601,525
  Selling, general and administrative..............    6,859,608      7,441,487      8,493,030
  Restructuring charges (Note 6)...................           --             --        774,608
                                                     -----------    -----------    -----------
     Total costs and expenses......................   22,803,188     26,108,632     29,954,868
                                                     -----------    -----------    -----------
Income (loss)from operations.......................    2,847,120      2,300,416       (548,607)
Other income (expense):
  Interest income..................................       58,660        617,764        718,412
  Other income.....................................       24,447         27,428         25,447
  Interest expense.................................      (81,124)       (17,665)       (13,293)
                                                     -----------    -----------    -----------
     Total other income............................        1,983        627,527        730,566
                                                     -----------    -----------    -----------
Income before income taxes.........................    2,849,103      2,927,943        181,959
Income tax benefit (provision) (Note 13)...........    1,826,926        432,213        (72,367)
                                                     -----------    -----------    -----------
     Net income....................................  $ 4,676,029    $ 3,360,156    $   109,592
                                                     ===========    ===========    ===========
Basic earnings per share...........................  $       .99    $       .54    $       .02
                                                     ===========    ===========    ===========
Diluted earnings per share.........................  $       .82    $       .47    $       .02
                                                     ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                             CAPITAL
                                 COMMON     IN EXCESS      TREASURY    ACCUMULATED
                                  STOCK    OF PAR VALUE     STOCK        DEFICIT         TOTAL
                                  -----    ------------     -----        -------         -----
Balance at December 31, 1994...   47,559    19,999,834      (475,000)   (15,372,017)    4,200,376
                                 -------   -----------    ----------   ------------   -----------
1995:
  Exercise of stock options--
     130,330 shares at
     $1.25-$5.625 per share....    1,303       463,974            --             --       465,277
  Initial Public
     Offering--1,500,000 shares
     at $8.00 per share (less
     issuance costs)...........   15,000    10,372,509            --             --    10,387,509
  Net income...................       --            --            --      4,676,029     4,676,029
                                 -------   -----------    ----------   ------------   -----------
Balance at December 31, 1995...   63,862    30,836,317      (475,000)   (10,695,988)   19,729,191
                                 -------   -----------    ----------   ------------   -----------
1996:
  Exercise of stock options--
     123,847 shares at
     $1.15-$5.00 per share.....    1,238       359,593            --             --       360,831
  Issuance of common stock
     under employee stock
     purchase plan.............       20        15,887            --             --        15,907
  Income tax benefit from stock
     option plan activity......       --       196,863            --             --       196,863
  Initial Public Offering
     costs.....................       --       (24,580)           --             --       (24,580)
  Net Income...................       --            --            --      3,360,156     3,360,156
                                 -------   -----------    ----------   ------------   -----------
Balance at December 31, 1996...   65,120    31,384,080      (475,000)    (7,335,832)   23,638,368
                                 -------   -----------    ----------   ------------   -----------
  Exercise of stock options--
     184,393 shares at
     $0.03-$6.38 per share.....    1,844       161,676            --             --       163,520
  Issuance of common stock
     under employee stock
     purchase plan.............      115        53,860            --             --        53,975
  Income tax benefit from stock
     option plan activity......       --       104,625            --             --       104,625
  Net Income...................       --            --            --        109,592       109,592
                                 -------   -----------    ----------   ------------   -----------
Balance at December 31, 1997...  $67,079   $31,704,241    $ (475,000)  $ (7,226,240)  $24,070,080
                                 =======   ===========    ==========   ============   ===========

   The accompanying notes are an integral part of these financial statements.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                        1995           1996           1997
                                                        ----           ----           ----
Cash flows from operating activities:
  Net income.......................................  $ 4,676,029    $ 3,360,156    $   109,592
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization.................      704,312        982,208      1,294,374
     (Gain) loss on the disposal of fixed assets...        2,176         (1,833)        44,976
     Deferred income taxes.........................   (1,988,361)      (953,053)        38,291
     Changes in working capital component:
       Accounts receivable.........................   (3,406,927)       768,450      2,066,190
       Accounts receivable--Related parties........    1,574,087       (793,539)    (2,651,219)
       Other assets................................     (184,449)         8,220       (655,965)
       Interest receivable.........................           --             --         (9,984)
       Trade accounts payable......................      (50,496)      (493,134)        49,209
       Payables to related parties.................      396,461         66,935       (852,463)
       Accrued compensation........................       44,975       (423,514)       226,039
       Accrued rent................................      (68,761)       (87,612)      (207,660)
       Accrued restructuring charge................           --             --        598,723
       Other accrued liabilities...................      606,817        217,071       (293,583)
       Advance billings and deferred revenue.......     (361,444)       563,680      1,287,439
                                                     -----------    -----------    -----------
          Net cash provided by operating
            activities.............................    1,944,419      3,214,035      1,043,959
                                                     -----------    -----------    -----------
Cash flows from investing activities:
  Proceeds from the sales of fixed assets, net.....       18,420          4,585          1,000
  Long term notes receivable from officers.........           --             --       (575,000)
  Capital expenditures.............................   (1,285,752)    (1,218,481)    (1,862,693)
                                                     -----------    -----------    -----------
          Net cash used in investing activities....   (1,267,332)    (1,213,896)    (2,436,693)
                                                     -----------    -----------    -----------
Cash flows from financing activities:
  Borrowings on line of credit.....................    5,125,000             --             --
  Repayments on line of credit.....................   (5,125,000)            --             --
  Principal payments under capital lease
     obligations...................................      (50,522)       (55,120)       (33,242)
  Proceeds from sales of common stock, net.........   10,852,786        352,158        217,495
                                                     -----------    -----------    -----------
          Net cash provided by financing
            activities.............................   10,802,264        297,038        184,253
                                                     -----------    -----------    -----------
Net change in cash and cash equivalents............   11,479,351      2,297,177     (1,208,481)
Cash and cash equivalents:
  Beginning of period..............................      915,237     12,394,588     14,691,765
  End of period....................................  $12,394,588    $14,691,765    $13,483,284
                                                     ===========    ===========    ===========
Supplementary information:
  Cash paid during the period for income taxes.....  $    32,474    $   157,250    $   172,585
  Cash paid during the period for interest.........  $    63,358    $     5,667    $     6,326

   The accompanying notes are an integral part of these financial statements.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997

1. DESCRIPTION OF THE BUSINESS

     Carnegie Group, Inc. ("Carnegie Group" or the "Company") provides business and technical consulting, client/server and Internet-based custom software development, third-party package implementation and systems integration services. The Company focuses on two business areas in the information technology professional services marketplace: customer interaction; and logistics, planning and scheduling. Within these areas, the Company helps clients in the financial services, government, manufacturing and telecommunications industries improve business processes, customer relations, productivity and market position.

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

  SOFTWARE DEVELOPMENT COSTS

     Certain internal development costs, primarily coding and testing of new products and enhancements to existing products, are capitalized after technological feasibility has been established. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of each product, not to exceed five years, or the ratio of current revenue to the total of current and anticipated future revenue, whichever is the greater annual charge. Based on the Company's product development process, technological feasibility is not established until completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES
     have been insignificant in recent years. Accordingly, no software development costs were capitalized in 1995, 1996 or 1997.

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

  CREDIT RISKS

     Financial instruments that subject the Company to concentrations of credit risks consist primarily of billed and unbilled receivables. The Company's clients are primarily involved in the financial services, government, manufacturing and telecommunications industries (Notes 3 and 12). Concentrations of credit risk with respect to billed and unbilled accounts receivable are limited due to the Company's credit evaluation process. Historically, the Company has not incurred any significant credit-related losses.

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

  EMPLOYEE BENEFIT PLAN

     The Company has a Section 401(k) Savings Plan (the Plan). The Plan allows employees to contribute up to 20 percent of their annual compensation, subject to statutory limitations. Company contributions to the Plan are discretionary. The company contributed $113,734 to the plan in 1997, no Company contributions were made in prior years.

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

  PER SHARE AMOUNTS

     All share and per share data have been adjusted to give effect to the 2:5 "reverse" stock split of the Company's common stock which became effective on September 18, 1995.

     The Company has adopted SFAS No. 128 (SFAS 128), "Earnings per Share" which establishes standards for computing and disclosing basic and diluted earnings per common share. Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. Dilutive common shares are determined using the treasury stock method.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

     Earnings per common share for 1997, 1996 and 1995 have been restated to reflect the adoption of SFAS 128. (See Note 9)

  STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APBO 25), "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 10)

3. ACCOUNTS RECEIVABLE

     Accounts receivable are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                   1995          1996          1997
                                                   ----          ----          ----
U.S. government agencies:
     Billed...................................  $  277,060    $  663,877    $  753,242
     Unbilled.................................     946,192     2,269,340       321,460
Telecommunications companies, including
  $64,932, $852,122 and $3,608,213 from
  related parties
     Billed...................................   1,315,904     1,066,187     3,736,103
     Unbilled.................................     347,077       241,182       367,234
Other trade receivables, including $99,054,
  $105,402 and $531 from related parties
     Billed...................................   3,615,254     1,790,475     1,862,755
     Unbilled.................................     843,030     1,338,545       913,841
Allowance for doubtful accounts...............          --            --            --
                                                ----------    ----------    ----------
                                                $7,344,517    $7,369,606    $7,954,635
                                                ==========    ==========    ==========

     Revenue earned but not yet billed to customers is generally billed to customers within 45 days of time and material cost incurrence unless a specific billing schedule is agreed. Retainage and claims are not significant.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

4.  PROPERTY AND EQUIPMENT

     Property and equipment are as follows:

                                                   YEAR ENDED DECEMBER 31,
                           -----------------------------------------------------------------------
                                   1995                     1996                     1997
                           ---------------------    ---------------------    ---------------------
                              OWNED       LEASED       OWNED       LEASED       OWNED       LEASED
                           ----------   --------    ----------   --------    ----------   --------
Equipment (primarily
  computer equipment)....  $7,055,000   $     --    $8,124,460   $     --    $9,691,589   $     --
Furniture and fixtures...   1,430,806    419,494     1,541,005    419,494     1,807,426    419,494
Other....................     210,758         --       244,604         --       184,574         --
                           ----------   --------    ----------   --------    ----------   --------
                            8,696,564    419,494     9,910,069    419,494    11,683,589    419,494
Less--Accumulated
  depreciation and
  amortization...........   6,975,381    327,783     7,897,505    385,643     9,114,831    419,494
                           ----------   --------    ----------   --------    ----------   --------
                           $1,721,183   $ 91,711    $2,012,564   $ 33,851    $2,568,758   $     --
                           ==========   ========    ==========   ========    ==========   ========

     There were no significant operating leases other than leases for office space (see Note 5).

     Depreciation expense for the years ended December 31, 1995, 1996 and 1997, was $646,608, $924,347, and $1,260,524 respectively.

     For the years ended December 31, 1995, 1996 and 1997, amortization expense was $57,704, $57,861, and $33,850 respectively.

5.  COMMITMENTS

     The Company leases office space in Pittsburgh, Pennsylvania, Denver, Colorado, Fairview Heights, Illinois and Atlanta, Georgia under agreements that provide for escalating rent. Rent expense is normalized over the term of the lease which expires in December 2004, December 2002, August, 1998 and March 2002 respectively. The difference between cash payments and rent expense is carried as accrued rent.

     Future minimum lease payments under noncancelable operating leases as of December 31, 1997, are as follows:

                                                               OPERATING
                                                               ---------
1998........................................................  $ 1,645,121
1999........................................................    1,653,389
2000........................................................    1,668,852
2001........................................................    1,671,665
2002........................................................    1,604,868
Thereafter..................................................    2,750,398
                                                              -----------
Total minimum lease payments................................   10,994,293
                                                              ===========

     Minimum payments under operating leases have not been reduced by minimum sublease rentals of $32,344 due in the future under noncancelable subleases. Rent expense under operating leases was $1,546,873, $1,592,215, and $1,794,241, and receipts under subleases were $288,821, $286,105 and $376,937 during the periods ended December 31, 1995, 1996 and 1997 respectively.

6.  RESTRUCTURING CHARGES

     During 1997, the Company implemented a restructuring plan in response to a significant funding gap for a government contract. The restructuring involved a reduction in workforce and the write off of certain assets related to underutilized capacity.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

     The statement of operations for the year ended December 31, 1997 included costs of $774,608, of which $598,723 is recorded as accrued restructuring in the December 31, 1997 balance sheet. Costs associated with the restructuring include employee severance costs of $413,932, the write off of certain assets related to underutilized capacity of $289,958 and other costs of $70,718. All costs associated with the restructuring are expected to be incurred by the end of 1998.

7.  BORROWINGS

     At December 31, 1995, the Company had a $3,000,000 line of credit agreement. Additionally, the Company had an agreement for a $500,000 discretionary line of credit. The availability of those funds were subject to the lender's approval. Both the $3,000,000 committed line and the discretionary line expired on June 30, 1996.

     The agreement was amended by extending the expiration date to June 29, 1998 and increasing the committed line to $3,500,000, while eliminating the $500,000 discretionary amount. Borrowings under this agreement are collateralized by accounts receivable. The line of credit bears interest at the bank's prime interest rate and the bank charges a 0.15% fee per annum on the unused portion of the line of credit. The line of credit agreement in place at December 31, 1995 bore interest at the bank's prime interest rate plus 0.75%, and the bank charged a 0.25% fee per annum on the unused portion. The bank's prime interest rate was 8.50%, 8.25% and 8.50% at December 31, 1995, 1996 and 1997, respectively. There were no borrowings outstanding at December 31, 1995, 1996 or 1997.

8.  STOCKHOLDERS' EQUITY

     On September 1, 1995, the Board of Directors authorized 5,000,000 shares of preferred stock, par value $.01 per share. Terms of any series of such preferred stock will be established by the Board of Directors at the time of issue.

     On January 7, 1998, the Board of Directors authorized the repurchase of up to 200,000 shares of Carnegie Group common stock, on the open market or in negotiated transactions. The authorization will remain in effect until June 30, 1998, and purchases may be made from time to time during that period.

9.  EARNINGS PER COMMON SHARE

     The computation of basic and diluted earnings per common share for the years ended December 31, 1997, 1996 and 1995 is performed as follows:

                                           1997          1996          1995
                                           ----          ----          ----
Net income............................  $  109,592    $3,360,156    $4,676,029
                                        ==========    ==========    ==========
Weighted average common shares
  outstanding.........................   6,358,221     6,250,964     4,709,818
Effect of dilutive options............     583,634       850,425       972,637
                                        ----------    ----------    ----------
Diluted shares outstanding............   6,941,854     7,101,389     5,682,455
                                        ==========    ==========    ==========
Earnings per common share
  Basic...............................  $      .02    $      .54    $      .99
                                        ==========    ==========    ==========
  Diluted.............................  $      .02    $      .47    $      .82
                                        ==========    ==========    ==========

     Stock options to purchase 497,000 shares of common stock at exercise prices ranging from $9.88 to $6.38 per share outstanding at December 31, 1997 were not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares for the year ended December 31, 1997. Stock options to purchase 434,000 shares of common stock at exercise prices ranging from $9.88 to $8.00 per share outstanding at December 31, 1996

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES
     were not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares for the year ended December 31, 1996. All stock options outstanding at December 31, 1995 were included in the computation of diluted earnings per common share for December 31, 1995.

10. STOCK OPTIONS

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

     In May 1992, the Company issued 4,000 nonqualified stock options under this plan to a newly elected member of the Board of Directors at an exercise price of $1.65 per share. The options become exercisable over a four-year period and expire on May 12, 2002. In March 1995, the Company issued 2,000 nonqualified stock options under the plan to the same member of the Board of Directors at an exercise price of $4.65 per share. The options become exercisable over a four-year period and expire on March 6, 2005.

     The following table summarizes activity under the plan:

                                                      OPTIONS
                                       AVAILABLE     GRANTED &     WEIGHTED AVERAGE
                                       FOR GRANT    OUTSTANDING     EXERCISE PRICE
                                       ---------    -----------     --------------
Balance, December 31, 1994...........   163,268       777,482           $3.96
Granted..............................   (43,060)       43,060           $4.65
Exercised............................        --       (56,170)          $3.53
Forfeitures..........................    12,530       (12,530)          $3.53
                                        -------       -------
Balance, December 31, 1995...........         *       751,842           $4.04
Granted..............................        --            --           $  --
Exercised............................        --       (94,793)          $4.19
Forfeitures..........................        --        (7,408)          $2.08
                                        -------       -------
Balance, December 31, 1996...........         *       649,641           $4.15
Granted..............................        --            --           $  --
Exercised............................        --       (46,500)          $2.60
Forfeitures..........................        --       (10,600)          $4.77
                                        -------       -------
Balance, December 31, 1997...........         *       592,541           $4.26
                                                      =======

---------

* See additional discussion below regarding the termination of the 1989 stock option plan.

     At December 31, 1997, options to purchase 577,012 shares of the Company's common stock were exercisable under this plan.

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

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

     Not included in the table above are 108,000 nonqualified stock options (which do not qualify under Section 422A of the Internal Revenue Code), which were granted in August 1987, as part of the employment agreement with an officer, at an exercise price of $0.025 per share. These options became exercisable immediately upon grant. The options were exercised on August 5, 1997.

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

     The following table summarizes activity under the plan:

                                                      OPTIONS
                                       AVAILABLE     GRANTED &     WEIGHTED AVERAGE
                                       FOR GRANT    OUTSTANDING     EXERCISE PRICE
                                       ---------    -----------     --------------
Balance, December 31, 1994...........   149,840       512,160           $1.25
                                        -------       -------
Granted..............................   (24,000)       24,000           $4.65
Exercised............................        --       (34,160)          $1.25
Forfeitures..........................        --            --           $  --
                                        -------       -------
Balance, December 31, 1995...........         *       502,000           $1.45
Granted..............................        --            --           $  --
Exercised............................        --       (29,054)          $1.25
Forfeitures..........................        --       (19,706)          $1.25
                                        -------       -------
Balance, December 31, 1996...........         *       453,240           $1.43
Granted..............................        --            --           $  --
Exercised............................        --       (29,393)          $1.25
Forfeitures..........................        --        (9,328)          $4.17
                                        -------       -------
Balance, December 31, 1997...........         *       414,519           $1.38
                                                      =======

---------
* See additional discussion below regarding the termination of the long term incentive stock option plan.

     Of the total options outstanding as of December 31, 1997, the number of shares subject to accelerated exercise was 394,828 and 275,972 shares had become exercisable.

  1995 STOCK OPTION PLAN

     In 1995, the Company implemented the 1995 Stock Option Plan (1995 Stock Option Plan) under which stock option awards may be made to eligible employees of the Company. Awards to employees under the 1995 Stock Option Plan may take the form of incentive stock options or nonqualified stock options. The

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES
     term of each option will be determined by the Board of Directors, but no option will be exercisable more than 10 years after the date of grant. The exercise price for incentive stock options must be at least equal to 100% of the fair market value of the common stock on the date of grant. The exercise price of nonqualified options will be determined by the Board of Directors at the time of grant. The maximum number of shares of common stock which may be issued or delivered and as to which awards may be granted under the 1995 Stock Option Plan is 800,000 shares. In 1995, the Board of Directors terminated the 1989 Stock Option and Long-Term Incentive Plans and directed that options under the plans which thereafter become available for grant (because outstanding options expire or terminate unexercised) will become available for award under the 1995 Stock Option Plan.

     The following table summarizes activity under the plan:

                                                      OPTIONS
                                       AVAILABLE     GRANTED &     WEIGHTED AVERAGE
                                       FOR GRANT    OUTSTANDING     EXERCISE PRICE
                                       ---------    -----------     --------------
Balance, September 8, 1995...........   800,000            --              --
Granted..............................  (436,000)      436,000           $8.00
Forfeitures 1989 Plan................     3,710            --           $  --
                                       --------       -------
Balance, December 31, 1995...........   367,710       436,000           $8.00
Granted..............................   (69,500)       69,500           $9.22
Exercised............................        --            --           $  --
Forfeitures..........................    86,114       (59,000)          $8.06
                                       --------       -------
Balance, December 31, 1996...........   384,324       446,500           $8.18
Granted..............................  (154,000)      154,000           $6.24
Exercised............................        --          (500)          $6.38
Forfeitures..........................   102,928       (83,000)          $8.06
                                       --------       -------
Balance, December 31, 1997...........   333,252       517,000           $7.62
                                       ========       =======           =====

     At December 31, 1997, options to purchase 195,875 shares of the Company's stock were exercisable under this plan.

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

                                                                        1996          1997
                                                                        ----          ----
        Net income (loss)                       As reported........  $3,360,156    $  109,592
                                                Pro forma..........  $2,411,481    $ (542,169)
        Basic earnings (loss) per common share  As reported........  $      .54    $      .02
                                                Pro forma..........  $      .39    $     (.09)
        Diluted earnings (loss) per common
          share                                 As reported........  $      .47    $      .02
                                                Pro forma..........  $      .34    $     (.09)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1997, respectively: risk-free interest rates of 5.68-6.97 percent and 5.91-6.65 percent; dividend yields of zero in both years; expected terms of 9.7-10.0 years and 9.8-10.0 years, and volatility (based on an analysis of "peer" companies) of 69.7 percent and 68.7 percent.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding under all of the Company's stock option plans at December 31, 1997:

                                        OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                         --------------------------------------------------   -------------------------------
                            NUMBER      WEIGHTED-AVERAGE                         NUMBER
           RANGE OF      OUTSTANDING       REMAINING       WEIGHTED-AVERAGE   EXERCISABLE    WEIGHTED-AVERAGE
        EXERCISE PRICES  AT 12/31/97    CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/97     EXERCISE PRICE
        ---------------   ---------     ----------------    ---------------   -----------     ---------------
          $1.15-$1.65       513,074           3.86              $1.25            379,196          $1.26
          $4.50-$6.38       629,986           3.27              $5.23            487,788          $5.02
          $7.13-$9.88       381,000           7.84              $8.14            181,875          $8.15
                          ---------                                            ---------
                          1,524,060                                            1,048,859
                          =========                                            =========

     The weighted average fair value of options granted during 1996 and 1997 under the 1995 Stock Option Plan were $7.35 and $6.24, respectively.

  1995 EMPLOYEE STOCK PURCHASE PLAN

     In 1995, the Company implemented the 1995 Employee Stock Purchase Plan (1995 Stock Purchase Plan). Under the 1995 Stock Purchase Plan, eligible employees will have the opportunity to purchase up to an aggregate of 200,000 shares of common stock. Shares of common stock purchased under the 1995 Stock Purchase Plan will be paid for by payroll deductions. Each participant will be deemed to be granted purchase rights to acquire the whole number of shares of common stock that can be purchased with accumulated payroll deductions at an amount equal to 85% (or such higher amount as the Board of Directors may establish) of the fair market value of the common stock as of the offering commencement date (January 1, April 1, July 1 or October 1) or the offering termination date, whichever is less. Under the 1995 Stock Purchase Plan the Company sold 1,991 shares to employees during 1996 and 10,350 during 1997 at 95% of the fair market value as of the offering commencement date. The 1995 Stock Purchase Plan is intended to be an "employee stock purchase plan" under section 423 of the Internal Revenue Code and noncompensatory under SFAS 123.

11. MAJOR CUSTOMERS

     For the years ended December 31, 1995, 1996, and 1997, clients who individually accounted for 10% or more of the Company's revenue were as follows:

                                              YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                         1995          1996           1997
                                         ----          ----           ----
Client A............................  $2,769,000    $         *    $ 7,808,000
Client B............................   9,060,000     12,340,000     12,370,000
Client C............................   3,787,000      3,340,000              *
Client D............................   3,706,000      2,937,000      3,401,000

---------
*    Less than 10%

     Receivables from these clients were $3,984,468, $2,368,735 and $4,489,345 at December 31, 1995, 1996 and 1997, respectively.

12.  RELATED PARTIES

     The Company provides software services to four companies (Ford Motor Company, Digital Equipment Corporation, Texas Instruments Incorporated, and U S WEST Inc.) which have been significant stockholders of the Company; one of these companies has a representative on the Company's Board of Directors. Revenue from software services from these companies is reported as from related parties. U S WEST Inc. and Ford Motor Company are major customers (Note 10).

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

     The Company and Carnegie Mellon University, through its Center for Machine Translation, were parties to a License and Affiliate Agreement dated January 31, 1991 (as amended, the License Agreement) and a Subcontract Agreement dated February 1, 1991 (as amended, the Subcontract Agreement). Carnegie Mellon University's Center for Machine Translation is headed by a director and stockholder of the Company. Under the License Agreement, Carnegie Mellon University granted to the Company several perpetual, non-exclusive, worldwide licenses, some of which are royalty-bearing, to use and distribute certain base software and to access Center personnel, computational resources and technical information. The term of each of the License Agreement and the Subcontract Agreement expired on December 31, 1997. Pursuant to the Subcontract Agreement, the Company engaged Carnegie Mellon University, through its Center for Machine Translation, to perform certain software development services and to furnish certain deliverable items. All of the deliverables developed under the Subcontract Agreement belong exclusively to the Company. Expenses incurred under the agreement were $1,996,987, $1,904,473 and $444,385 for the years ended December 31,
     1995, 1996 and 1997, respectively. Total payables at December 31, 1995, 1996 and 1997 under these agreements amounted to $967,673, $959,608,and $182,145 respectively.

13.  INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS 109, which requires an asset and liability approach in accounting for income taxes.

     The Company and its subsidiaries file a consolidated federal income tax return. The income tax (benefit)/provision consists of the following for the years ended December 31, 1995, 1996 and 1997:

                                                           YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                      1995           1996          1997
                                                      ----           ----          ----
        Current:
          Federal................................  $    54,659    $  333,897    $  (70,552)
          State..................................      106,776        28,227            --
                                                   -----------    ----------    ----------
                                                       161,435       362,124       (70,552)
                                                   -----------    ----------    ----------
        Deferred:
          Federal................................   (1,891,057)     (829,309)      182,197
          State..................................      (97,304)       34,972       (39,278)
                                                   -----------    ----------    ----------
                                                    (1,988,361)     (794,337)      142,919
                                                   -----------    ----------    ----------
        Net income tax (benefit) provision.......  $(1,826,926)   $ (432,213)   $   72,367
                                                   ===========    ==========    ==========

     The income tax expense differs from the amount computed by applying the statutory rate of 34 percent to income (loss) before taxes as shown in the following table:

                                                           YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                      1995           1996          1997
                                                      ----           ----          ----
        Federal income tax provision (benefit),
          at statutory rate......................  $   968,695    $1,002,875    $   61,866
        Effect of valuation allowance
          adjustments............................   (2,936,159)   (1,779,675)           --
        Prior year adjustments and other.........       26,906       302,876        36,424
        State income tax, net of federal
          benefit................................      113,632        41,711       (25,923)
                                                   -----------    ----------    ----------
        Net income tax (benefit) provision.......  $(1,826,926)   $ (432,213)   $   72,367
                                                   ===========    ==========    ==========

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

     Deferred tax assets and liabilities consist of the following as of December 31, 1995, 1996 and 1997:

                                                           YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                      1995           1996          1997
                                                      ----           ----          ----
        Deferred tax assets:
          Net operating losses...................  $ 3,728,724    $2,838,951    $3,036,699
          Tax credit carryforwards...............      644,299       693,585       690,724
          Executive compensation.................      375,575       378,773            --
          Expense accruals.......................      294,548       338,725       491,695
          Prior years write-off of investments in
             affiliates..........................      252,833       254,991       256,707
          Depreciation...........................      107,789        61,014        68,397
          Deferred revenue.......................       48,751        50,106        46,675
                                                   -----------    ----------    ----------
          Total deferred tax assets..............    5,452,519     4,616,145     4,590,897
             Less--Valuation allowance...........   (2,351,116)     (571,441)     (571,441)
                                                   -----------    ----------    ----------
          Net deferred tax assets................  $ 3,101,403    $4,044,704    $4,019,456
                                                   ===========    ==========    ==========
        Deferred tax liabilities:
          Capital leases.........................  $    94,139    $   77,953    $   97,576
          Expense accrual........................           --            --            --
          Other..................................        5,411        11,845         5,265
                                                   -----------    ----------    ----------
          Total deferred tax liabilities.........  $    99,550    $   89,798    $  102,841
                                                   ===========    ==========    ==========

     Income tax benefits of $196,863 and $104,625 associated with the exercise of employee stock options were credited to equity in 1996 and 1997, respectively.

     SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company weighed the positive evidence of profitability over the last four years and future income expectations against the negative evidence of dependence upon a limited number of customers and other uncertainties and concluded that retaining a valuation allowance related to net operating losses was not necessary at December 31, 1996 and continues to be unnecessary at December 31, 1997. The remaining valuation allowance at December 31, 1996 and 1997 relates to general business credits which expire sooner than net operating loss carryforwards and realization is limited to years not subject to the alternative minimum tax.

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

     The changes in the valuation allowance at December 31, 1995 and 1996 resulted primarily from current year utilization of net operating loss carryforwards in excess of amounts estimated at the respective preceding year ends together with changes in the Company's estimate of the portion of the deferred tax asset more likely than not to be realized in the future in light of the factors described above.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

     At December 31, 1997, the net operating loss carryforwards for federal tax purposes available to offset future income are as follows:

   YEAR                                                     FEDERAL       YEAR OF
ORIGINATED                                                   AMOUNT      EXPIRATION
----------                                                   ------      ----------
  1986...................................................      35,000       2001
  1987...................................................   1,124,900       2002
  1988...................................................   2,463,600       2003
  1989...................................................   2,898,300       2004
  1992...................................................     423,800       2007
  1993...................................................   1,329,200       2008
  1997...................................................     363,100       2012
                                                           ----------
                                                           $8,637,900

     Additionally, at December 31, 1997, the Company has net operating loss carryforwards for Pennsylvania income tax purposes of $1,513,800 available to offset taxable income in the years 1998 through 2000.

     At December 31, 1997, Carnegie Group had investment, research and minimum tax credit carryforwards available totaling $96,162, $475,279 and $119,283, respectively. Investment credit carryforwards have been reduced 35 percent under the provisions of the Tax Reform Act of 1986. The investment tax credit carryforwards expire by the year 2000, the research tax credit carryforward expires by the year 2003 and the minimum tax credit has an indefinite carryforward.

     If certain substantial changes in the Company's ownership were to occur, there would be an annual limitation on the amount of carryforwards that could be utilized for federal income tax purposes.

14.  ACQUISITION OF ADVANTAGE kbs, INC.

     On March 19, 1998, Carnegie Group acquired all of the outstanding stock of Advantage kbs, Inc. (Advantage) for a purchase price of $5 million cash, plus an additional contingent payment of up to $2.5 million, which is dependent on revenue and earnings of Advantage for the year ending December 31, 1998. Advantage provides problem resolution software and professional services for automating customer support. The transaction will be accounted for as a purchase.

     Supplemental Pro Forma Results of Operations (Unaudited)--Supplemental pro forma results of operations for the acquisition of Advantage have not been presented as the relative fair values of the net assets acquired have not yet been determined. Carnegie Group anticipates it will write off a significant portion of the purchase price as "in-process research and development" in the first quarter of 1998.

15. CURRENT ACCOUNTING PRONOUNCEMENTS

     In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The Company is required to adopt the provisions of SFAS No. 130 beginning with its consolidated financial statements for the three months ended March 31, 1998. SFAS No. 131 requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. The Company must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998. The adoptions of SFAS Nos. 130 and 131 are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

                     CARNEGIE GROUP, INC. AND SUBSIDIARIES

16.  QUARTERLY RESULTS (UNAUDITED)

                                            FIRST    SECOND     THIRD    FOURTH
                                           QUARTER   QUARTER   QUARTER   QUARTER    YEAR
                                           -------   -------   -------   -------    ----
                                             ($ IN THOUSANDS EXCEPT EARNINGS PER SHARE)
1997:
  Revenue...............................   $7,132    $7,858    $7,944    $6,472    $29,406
  Revenue less cost of revenue..........    2,713     3,147     2,966     1,494     10,320
  Income (loss) from operations.........      478       693       352    (2,071)      (548)
  Net income (loss).....................      388       522       322    (1,122)       110
  Basic earnings (loss) per common
     share..............................     0.06      0.08      0.05     (0.17)      0.02
Diluted earnings (loss) per common
  share.................................     0.06      0.08      0.05     (0.17)      0.02
1996:
  Revenue...............................   $8,323    $6,664    $6,509    $6,913    $28,409
  Revenue less cost of revenue..........    3,258     2,344     2,547     2,501     10,650
  Income from operations................      944        40       529       788      2,301
  Net income............................      683       121       410     2,146      3,360
  Basic earnings per common share.......     0.11      0.02      0.07      0.34       0.54
  Diluted earnings per common share.....     0.10      0.02      0.06      0.31       0.47

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

     In addition to Messrs. Yablonsky and Manzetti, the principal occupations and employments of whom are set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, the following persons are directors of the Company:

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this Report:

     1. FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K:

                                                              PAGE NO.
                                                              --------
Report of Independent Accountants...........................     22
Consolidated Balance Sheets at December 31, 1995, 1996 and
  1997......................................................     23
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997..........................     24
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1995, 1996 and 1997..............     25
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................     26
Notes to Consolidated Financial Statements..................     27

     2. FINANCIAL STATEMENT SCHEDULES.

     Financial statement schedules have been omitted because they are inapplicable, are not required under applicable provisions of Regulation S-X, or the information that would otherwise be included in such schedules is contained in the registrant's consolidated financial statements or accompanying notes.

     3. EXHIBITS. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 3.01         Restated Certificate of Incorporation of Carnegie Group,
              Inc. (1)
 3.02         Amended and Restated By-Laws of Carnegie Group, Inc. (1)
10.01         Carnegie Group, Inc. 1989 Stock Option Plan. (1)(2)
10.02         Carnegie Group, Inc. Long-Term Incentive Plan. (1)(2)
10.03         Carnegie Group, Inc. 1995 Stock Option Plan. (1)(2)
10.04         Carnegie Group, Inc. 1995 Employee Stock Purchase Plan.
              (1)(2)
10.05         Employment Agreement, dated August 11, 1987, between
              Carnegie Group, Inc. and Dennis Yablonsky. (1)(2)
10.06         Signing Bonus Stock Option Agreement, dated August 11, 1987, between Carnegie Group, Inc. and Dennis Yablonsky. (1)(2)
10.07(a)      Severance Agreement, dated May 28, 1993, between Carnegie
              Group, Inc. and Dennis Yablonsky. (1)(2)
10.07(b)      Severance Agreement, dated May 28, 1993, between Carnegie
              Group, Inc. and Bruce D. Russell. (1)(2)
10.07(c)      Severance Agreement, dated May 17, 1993, between Carnegie
              Group, Inc. and John W. Manzetti. (1)(2)
10.08(a)      General License Agreement, dated December 17, 1992, among U
              S WEST Advanced Technologies, Inc., U S WEST Communications,
              Inc. and Carnegie Group, Inc. (1)
10.08(b)      Development Agreement, dated as of January 2, 1996. (3)
10.08(c)      Development Agreement, dated as of March 1, 1996. (3)
10.08(d)      Development Agreement, dated as of July 1, 1996. (4)
10.08(e)      Development Agreement, dated as of October 15, 1996

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.08(g)      Development Agreement, dated as of January 24, 1997, by and between U S West Advanced Technologies, Inc., U S West
              Communications, Inc., and Carnegie Group, Inc. (5)

10.08(h) Development Agreement, dated April 28, 1997, by and between an affiliate of U S West Communications Group, Inc., and
              Carnegie Group, Inc. (6)

10.08(i)      Letter Agreement, dated May 20, 1997, to amend Development
              Agreement, dated as of January 24, 1997, as previously amended by Letter Agreement, dated March 6, 1997, by and between U S West Business Resources, Inc., as agent for U S
              West Advanced Technologies, Inc., U S West Communications,
              Inc., and Carnegie Group, Inc. (6)

10.08(j) Letter Agreement, dated as of March 25, 1997, by and between U S West Business Resources, Inc., as agent for U S West
              Advanced Technologies, Inc., U S West Communications, Inc., and Carnegie Group, Inc. (6)

10.08(k) Letter Agreement, dated as of March 6, 1997, by and between U S West Business Resources, Inc., as agent for U S West
              Advanced Technologies, Inc., U S West Communications, Inc., and Carnegie Group, Inc. (6)

10.08(l) Agreement No. 9700050785, effective as of July 1, 1997, between US West Business Resources, Inc., as agent for various U S West Companies, and Carnegie Group, Inc. (7)

10.08(m)      Schedule Number 230397, effective as of July 21, 1997, to
              Agreement No. 9700050785, effective as of July 1, 1997, between U S West Business Resources, Inc., as agent for various U S West Companies, and Carnegie Group, Inc. (7)

10.08(n)      Schedule Number 230597, effective as of August 18, 1997, to
              Agreement No. 9700050785, effective as of July 1, 1997, between U S West Business Resources, Inc., as agent for various U S West Companies, and Carnegie Group, Inc. (7)

10.08(o)      Schedule Number "35-002-97"/Agreement No. 9700050785,
              effective September 2, 1997, issued pursuant to the General terms and Conditions of Agreement No. 9700050785 dated June
              30, 1997 between U S West and Carnegie Group, Inc.
              (confidential treatment with respect to certain information contained in this exhibit has been requested of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended)

10.08(p) Schedule No. 230997 effective August 11, 1997 pursuant to the General Terms and Conditions of Agreement No. 9700050785 dated June 30, 1997 between U S West and Carnegie Group,
              Inc. (confidential treatment with respect to certain information contained in this exhibit has been requested of the Securities and Exchange Commission pursuant to Rule
              24b-2 under the Securities Exchange Act of 1934 as amended)

10.08(q) Schedule No. "14-001-07 effective September 29, 1997, issued pursuant to the General Terms and Conditions of Agreement
              No. 9700050785 dated June 30, 1997 between U S West and
              Carnegie Group, Inc. (confidential treatment with respect to certain information contained in this exhibit has been requested of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended)

10.08(r)      Letter Agreement dated October 1, 1997 to Amend Development
              Agreement No. 35-001-97 (Amendment No. 35-001-97-B)
              (confidential treatment with respect to certain information contained in this exhibit has been requested of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended)

10.08(s)      Letter Agreement dated October 30, 1997 to Amend Development
              Agreement No. 37-001-97 (Amendment No. 37-001-97-C)
              (confidential treatment with respect to certain information contained in this exhibit has been requested of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.08(t)      Schedule Number "X34-001-97" effective October 10, 1997
              issued pursuant to the General terms and Conditions of
              Agreement No. 9700050785 dated June 30, 1997 between U S
              West and Carnegie Group, Inc. (confidential treatment with respect to certain information contained in this exhibit has been requested of the Securities and Exchange Commission
              pursuant to Rule 24b-2 under the Securities Exchange Act of
              1934, as amended)

10.08(u) Schedule No. "23-07-97" effective November 17, 1997 pursuant to the General Terms and Conditions of Agreement No.
              9700050785 dated June 30, 1997 between U S West and Carnegie
              Group, Inc. (confidential treatment with respect to certain information contained in this exhibit has been requested of the Securities and Exchange Commission pursuant to Rule
              24b-2 under the Securities Exchange Act of 1934, as amended)

10.08(v) Schedule No. "23-09-97" effective November 21, 1997 pursuant to the General Terms and Conditions of Agreement No.
              9700050785 dated June 30, 1997 between U S West and Carnegie
              Group, Inc. (confidential treatment with respect to certain information contained in this exhibit has been requested of the Securities and Exchange Commission pursuant to Rule
              24b-2 under the Securities Exchange Act of 1934, as amended)

10.08(w)      Letter Agreement dated December 1, 1997 with respect to
              Schedule No. "230397"/ Agreement No. 9700050785
              (confidential treatment with respect to certain information contained in this exhibit has been requested of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended)

10.09         CCA Marketing Agreement, dated January 19, 1995, between U S
              WEST Communications, Inc. and Carnegie Group, Inc. (1)

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

10.10(d)      Amendment, dated as of February 4, 1991. (1)

10.10(e)      Amendment, dated as of October 1, 1991. (1)

10.10(f)      Amendment, dated as of November 23, 1993. (1)

10.10(g)      Amendment, dated as of March 14, 1995. (1)

10.10(h)      Lease, dated as of October 18, 1995, between Glass Plaza
              Associates and Carnegie Group, Inc. (8)

10.11(a)      Loan Agreement, dated as of September 11, 1997, between
              Dennis Yablonsky and Carnegie Group, Inc. (2)(7)

10.11(b)      Loan Agreement, dated as of September 11, 1997, between John
              Manzetti and Carnegie Group, Inc. (2)

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

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 1997

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 1997.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 1997.

(8) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     (b) Reports on Form 8-K:

     The Company did not file any Reports on Form 8-K during the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CARNEGIE GROUP, INC.

March 27, 1996
                                            By: /s/ DENNIS YABLONSKY
                                            ------------------------------------

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

              SIGNATURE                                     CAPACITY                            DATE
              ---------                                     --------                            ----

/s/ DENNIS YABLONSKY                        President and Chief Executive Officer          March 27, 1997
------------------------------------        (Principal Executive Officer) and
Dennis Yablonsky                            Director

/s/ JOHN W. MANZETTI                        Executive Vice President and                   March 27, 1997
------------------------------------        Chief Financial Officer
John W. Manzetti                            (Principle Financial and Accounting
                                            Officer) and Director

/s/ RAJ REDDY                               Chairman of the Board and Director             March 27, 1997
------------------------------------
Raj Reddy

/s/ JAIME G. CARBONELL                      Director                                       March 27, 1997
------------------------------------
Jaime G. Carbonell

/s/ GLEN F. CHATFIELD                       Director                                       March 27, 1997
------------------------------------
Glen F. Chatfield

/s/ MARK S. FOX                             Director                                       March 27, 1997
------------------------------------
Mark S. Fox

/s/ TRACIE A. MUESING                       Director                                       March 27, 1997
------------------------------------
Tracie A. Muesing