Form 10-Q
period 1998-03-31
CARNEGIE GROUP INC
filed 1998-05-15
CIK 1001188

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO


COMMISSION FILE NUMBER 0-26964

                              CARNEGIE GROUP, INC.

         DELAWARE                                          25-1435252
(State or other Jurisdiction of                         (I.R.S Employer
Incorporation or Organization)                        Identification Number)

FIVE PPG PLACE, PITTSBURGH, PENNSYLVANIA                        15222
(Address of principal executive offices)                      (Zip Code)

                                 (412) 642-6900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes X             No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

              CLASS                            OUTSTANDING AT APRIL 30, 1998
              -----                            -----------------------------
  Common Stock, $.01 par value                           6,539,866

                                    FORM 10-Q

                              CARNEGIE GROUP, INC.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART 1 FINANCIAL INFORMATION

       Item 1.  Financial Statements
                Carnegie Group, Inc. and Subsidiaries                       3
                Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997

                Carnegie Group, Inc. and Subsidiaries                       4
                Consolidated Balance Sheets at March 31, 1998 and
                December 31, 1997

                Carnegie Group, Inc. and Subsidiaries                       5
                Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997

                Notes to Unaudited Consolidated Financial Statements        6

       Item 2.  Management's Discussion and Analysis of                     8
                Financial Condition and Results of Operations

       Item 3.  Quantitative and Qualitative Disclosures about             15
                Market Risks

PART 2 OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                           16

       Signatures                                                          17

       Exhibit Index                                                       18

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      CARNEGIE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                            MARCH              MARCH
                                                                             31,                 31,
                                                                            1998                1997
                                                                            ----                ----
Revenue
      Software services--Unrelated parties                              $ 3,834,834         $ 5,499,732
      Software services--Related parties                                  3,408,965           1,007,108
                                                                        -----------         -----------
            Total software services                                       7,243,799           6,506,840
      Software licenses                                                     359,630             625,078
                                                                        -----------         -----------
            Total revenue                                                 7,603,429           7,131,918
                                                                        -----------         -----------

Costs and expenses:
      Cost of revenue - Unrelated parties                                 2,901,305           3,837,500
      Cost of revenue - Related parties                                   2,279,097             581,745
                                                                        -----------         -----------
            Total cost of revenue                                         5,180,402           4,419,245
      Research and development                                              194,635             357,682
      Selling, general and administrative                                 2,103,911           1,876,836
      Write-off of purchased in-process research and development          2,425,000                  --
                                                                        -----------         -----------
            Total costs and expenses                                      9,903,948           6,653,763
                                                                        -----------         -----------

Income (loss) from operations                                            (2,300,519)            478,155
Other income (expense):
      Interest income                                                       198,363             163,898
      Other income                                                            6,099               6,199
      Interest expense                                                      (12,403)             (3,645)
                                                                        -----------         -----------
      Total other income                                                    192,059             166,452
                                                                        -----------         -----------
Income (loss) before income taxes                                        (2,108,460)            644,607
Income tax provision                                                       (123,721)           (256,360)
                                                                        -----------         -----------
      Net income (loss)                                                 $(2,232,181)        $   388,247
                                                                        -----------         -----------
Basic earnings (loss) per share                                         $     (0.34)        $      0.06
                                                                        ===========         ===========
Diluted earnings (loss) per share                                       $     (0.34)        $      0.06
                                                                        ===========         ===========




   The accompanying notes are an integral part of these financial statements.

                      CARNEGIE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               (UNAUDITED)
                                                                 MARCH 31,          DECEMBER 31,
                                                                   1998                 1997
                                                                   ----                 ----
                              ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                        $7,246,188          $13,483,284
Accounts receivable                                               2,454,979            2,955,241
Accounts receivable from related parties                          2,112,673            3,396,859
Accounts receivable--unbilled                                     3,042,125            1,390,650
Accounts receivable related parties--unbilled                     1,115,774              211,885
Deferred income taxes                                             1,961,893            2,005,855
Other current assets                                                844,030              871,931
                                                                -----------          -----------
         Total current assets                                    18,777,662           24,315,705
                                                                -----------          -----------

Property and equipment, net of accumulated
  depreciation and amortization                                   2,734,548            2,568,758
Deferred income taxes                                             1,846,758            1,910,760
Long term notes receivable--from officers                           794,170              784,984
Goodwill and other intangible assets                              3,073,546                   --
Other assets                                                          8,289               10,597
                                                                -----------          -----------
         Total assets                                           $27,234,973          $29,590,804
                                                                ===========          ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable                                            $ 896,907          $   663,667
Payables to related parties                                         194,755              182,145
Accrued compensation                                                930,395              933,004
Advance billings and deferred revenue                             1,866,853            2,388,660
Accrued rent                                                        330,470              330,981
Accrued restructuring                                               277,324              598,723
Other accrued liabilities                                           666,755              423,544
Obligations under capital leases--current portion                   167,927                  --
                                                                -----------          -----------
         Total current liabilities                                5,331,386            5,520,724
                                                                -----------          -----------

Obligations under capital leases-noncurrent portion                 101,872                   --
                                                                -----------          -----------
         Total liabilities                                        5,433,258            5,520,724
                                                                -----------          -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 20,000,000
  shares authorized, 6,772,685 and
  6,707,934 shares issued at March 31,
  1998 and December 31, 1997 respectively                            67,726               67,079
Capital in excess of par value                                   31,796,596           31,704,241
Accumulated deficit                                              (9,458,417)          (7,226,240)
Treasury stock, 223,000 and 190,000 shares (at cost)               (604,190)            (475,000)
                                                                -----------          -----------
         Total stockholders' equity                              21,801,715           24,070,080
                                                                -----------          -----------
         Total liabilities and stockholders' equity             $27,234,973          $29,590,804
                                                                ===========          ===========



   The accompanying notes are an integral part of these financial statements.

                      CARNEGIE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                               ------------------
                                                                                         MARCH 31,              MARCH 31,
                                                                                           1998                   1997
                                                                                           ----                   ----

Cash flows from operating activities:
     Net income                                                                        $ (2,232,181)           $ 388,247
     Adjustments to reconcile net income
     to net cash (used in) provided
     by operating activities:
         Depreciation and amortization                                                      362,656              283,841
         Deferred income taxes                                                               74,898              228,160
         Write-off of purchased in-process research and development                       2,425,000
         Changes in working capital components, net of acquisition of business:
         Accounts receivable                                                               (815,446)            (137,071)
         Accounts receivable - related parties                                              380,297               (1,953)
         Other assets                                                                        42,186              (74,540)
         Trade accounts payable                                                            (140,192)             397,988
         Payables to related parties                                                         12,610             (597,461)
         Accrued compensation                                                               (98,650)            (106,686)
         Accrued rent                                                                          (511)             (92,517)
         Interest receivable                                                                 (9,186)                  --
         Accrued restructuring                                                             (321,399)                  --
         Other accrued liabilities                                                          284,365               40,667
         Advance billings and deferred revenue                                             (802,370)              30,768
                                                                                        ------------         -----------
              Net cash (used in) provided by
                operating activities                                                       (837,923)             359,443

Cash flows from investing activities:
     Capital expenditures                                                                  (272,643)            (651,259)
     Acquisition of business                                                             (5,090,341)                   -
                                                                                         -----------           ---------
              Net cash used in investing activities                                      (5,362,984)            (651,259)
                                                                                        -----------           ----------
Cash flows from financing activities:
         Principal payments under capital
           lease obligations                                                                     --              (14,615)
         Purchase of treasury stock                                                        (129,190)                  --
         Proceeds from sales of common stock, net                                            93,001               10,697
                                                                                         ----------           ----------
              Net cash used in financing activities                                         (36,189)              (3,918)
                                                                                         -----------          -----------
Net change in cash and cash equivalents                                                  (6,237,096)            (295,734)
Cash and cash equivalents:
     Beginning of period                                                                 13,483,284           14,691,765
     End of period                                                                       $7,246,188          $14,396,031
                                                                                         ==========          ===========



   The accompanying notes are an integral part of these financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         In the opinion of the management of Carnegie Group, Inc. (the "Company"), these unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of operating results for the three month period ended March 31, 1998. Results for the interim periods are not necessarily indicative of results for the full year. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the information contained in this Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

ACQUISITION

         The Company acquired the capital stock of Advantage kbs, Inc. (Advantage kbs) on March 19, 1998. The initial consideration paid was $5,000,000 in cash, with terms of the transaction providing for additional consideration of up to $2,500,000 in cash, which is dependent on revenue and earnings of Advantage kbs for the year ending December 31, 1998. Financing for the initial consideration was obtained from available cash remaining from the proceeds of a public offering by the Company in December of 1995. The additional consideration, if incurred, will also be paid from the remaining proceeds of the December 1995 public offering. Advantage kbs, based in Edison, New Jersey, provides problem resolution software and professional services for automating customer support. The acquisition was treated as a purchase for financial accounting purposes, and accordingly the Company's results of operations include the results of Advantage kbs since the acquisition date. The purchase price was allocated to the net assets acquired based upon their estimated fair market values and 2,425,000 was written off as purchased in-process research and development. The excess of the purchase price over the fair market value of net assets acquired (related to capitalized software, goodwill and other intangible assets) amounted to approximately $3.1 million and is being amortized over periods ranging from 5 to 15 years using the straight line method. This allocation was based on preliminary estimates and may be revised as the year proceeds. The following unaudited proforma summary presents the Company's results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                                                   March 31,       December 31,
                                                     1998             1997
                                                     ----             ----
Sales                                             $ 8,439,414     $ 32,589,000
Net loss                                             (18,118)        (381,145)
Basic earnings (loss) per share                         $0.00          $(0.06)
Diluted earnings (loss) per share                       $0.00          $(0.06)

EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods ended March 31, 1998 and 1997 is performed as follows:

                                                     1998              1997
                                                     ----              ----
Net Income (loss)                                $(2,232,181)         $388,247
                                                 ============         ========
Weighted average common shares
   outstanding                                      6,497,584        6,278,594
Effect of dilutive options                            308,107          674,220
                                                    ---------        ---------
Dilutive shares outstanding                         6,805,691        6,952,814
                                                    =========        =========
Earnings (loss) per common share
   Basic                                              $(0.34)            $0.06
                                                      =======            =====
   Diluted                                            $(0.34)            $0.06
                                                      =======            =====


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. The Company must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998. The adoption of SFAS No. 131 is not expected to have a material effect on the measurement of the Company's financial position, results of operations or cash flows; the Company is reviewing possible changes in disclosures that may be called for.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes standards for accounting for costs incurred in developing or procuring computer software for internal use. The Company will be required to adopt this standard effective January 1, 1999. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

         The Company's expertise encompasses a wide range of advanced software technologies, including knowledge management systems, object-oriented technology, advanced graphical user interfaces, constraint-directed search and distributed computing. The Company captures certain aspects of its business area experience and advanced technology expertise in a portfolio of reusable software templates that can be used as building blocks to create software solutions quickly and effectively. In addition, Carnegie Group employs its three-phased RAPID methodology to help provide speed and repeatable reliability in creating software solutions across different client engagements. RAPID begins with an Analysis phase, is followed by an Implementation phase, and ends with a Deployment phase.

         On March 19, 1998, the Company acquired all the outstanding stock of Advantage kbs for a purchase price of $5 million, plus an additional contingent payment of up to $2.5 million which is dependent upon revenue and earnings of Advantage kbs for the year ending December 31, 1998. Based in Edison, New Jersey, Advantage kbs provides problem resolution software and professional services for automating customer support. The Company believes that the acquisition of Advantage kbs will enhance its customer interaction and call center strategy by enabling the Company to offer Advantage's IQSupport Application Suite in the call center and help desk markets. In addition, the Company believes that the acquisition will broaden its capacity to offer business consulting services to its customers. The integration of Advantage kbs is subject to certain risks. The possible business and financial advantages of the acquisition may not be achieved unless the operations of Advantage kbs are successfully integrated with the Company in a timely manner.

         Since inception, Carnegie Group has emphasized relationships with leading corporations in its targeted industries. These relationships have provided the Company with opportunities for growth through the provision of additional services to existing clients and through references to other companies within the Company's targeted industries. Carnegie Group's clients include U S WEST Communications, Inc. the United States Transportation Command, the U. S. Army, Diebold, BellSouth Telecommunications, Inc., First USA Bank, Highmark Blue Cross Blue Shield and Philips Medical Systems.

         The Company only includes in backlog signed contracts that either have milestones yet to be attained or for which the Company can make a reasonable estimate of work yet to be performed. The Company's backlog at March 31, 1998 was $15.0 million, compared to $17.3 million at March 31, 1997 and $8.7 million at December 31, 1997. As most of the contracts in backlog are terminable by the Company or the client upon short notice, there can be no assurance that contracts reflected in backlog are a reliable measure of future revenue.

COMPARISON OF QUARTERS ENDED MARCH 31, 1998 AND MARCH 31, 1997.

         Revenue. Total revenue for the quarter ended March 31, 1998 was $7.6 compared to $7.1 million in the first quarter of 1997, an increase of $.5 million or 7%.

         Total software services revenue was $7.2 million in the first quarter of 1998 compared to $6.5 million in the first quarter of 1997, an increase of $.7 million or 11%. Revenue from software services-unrelated parties was $3.8 million in the first quarter of 1998 compared to $5.5 million in the first quarter of 1997, a decrease of $1.7 million or 31%. This decrease was the result of the Company being engaged in a large fixed-price contract in the first quarter of 1997 that did not exist in the first quarter of 1998. Revenue from software services-related parties was $3.4 million in the first quarter of 1998 compared to $1.0 million in the first quarter of 1997, an increase of $2.4 million or 240%. This increase was the result of an increase in the number of customer contact engagements for a telecommunications industry client.

         Revenue from software licenses was $360,000 in the first quarter of 1998 compared to $625,000 in the first quarter of 1997, a decrease of $265,000 or 42%. This decrease was attributable to the decreased sales of reusable software templates.

         Cost of Revenue. Cost of revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and expenses. Total cost of revenue was $5.2 million in the first quarter of 1998, compared to $4.4 million in the first quarter of 1997, an increase of $.8 million or 18%. Cost of revenue-unrelated parties was $2.9 million in the first quarter of 1998 compared to $3.8 million in 1997, a decrease of $.9 million or 24%. Cost of revenue-related parties was $2.3 million in the first quarter of 1998 compared to $.6 million in 1997, an increase of $1.7 million or 283%. This increase was the result of an increase in the number of customer contact engagements for a telecommunications industry client.

         Research and Development. Research and development expenses were $195,000 in the first quarter of 1998 compared to $358,000 in the first quarter of 1997, a decrease of $163,000 or 46%.

         Selling, General and Administrative. Selling, general and administrative expenses include costs of proposal development and proposal writing, marketing communications and advertising, sales and management staff, and corporate services functions including accounting, human resources and legal services, along with corporate executive staff. Selling, general and administrative expenses were $2.1 million in the first quarter of 1998 compared to $1.9 million in the first quarter of 1997, an increase of $.2 million or 11%. This increase was due primarily to an increase in corporate services administration costs.

         Write-off of Purchased In Process Research and Development. During the first quarter of 1998, $2.4 million of purchased in process research and development was written off related to the acquisition of Advantage kbs.

         Other Income (Expense). Other income (expense) was $192,000 in the first quarter of 1998 compared to $166,000 in the first quarter of 1997, an increase of $26,000 or 16%. This income is primarily interest income earned on the net proceeds received in December 1995 from the Company's initial public offering, which were invested in an interest-bearing account.

         Income Tax Provision. An income tax provision of $124,000 was recorded in the first quarter of 1998, based on the Company's estimate of the effective tax rate for the year.

         SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of its deferred income tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has weighed the positive evidence of sustained profitability over the last four years and future income expectations against the negative evidence of dependence upon a limited number of customers and other uncertainties and concluded that retaining a valuation allowance related to net operating losses was not necessary at December 31, 1996 and continues to be unnecessary.

         In estimating the amount of its realizable deferred tax asset, the Company gives substantial weight to recent historical results. Significant changes in circumstances or in enacted tax laws which affect the valuation allowance are recorded when they occur. The Company's annual strategic business planning process takes place in the fourth quarter of the year, and the valuation allowance is adjusted for future years' income expectations resulting from that process. When preparing subsequent interim and annual financial statements, the Company reevaluates whether there has been any significant change in the assumptions underlying its plan and adjusts the valuation allowance as necessary. For example, in the forth quarter of 1996 and 1995, as a result of its annual strategic business planning process, the Company reevaluated its future years' income expectations and recorded a discrete income tax benefit as an adjustment to the valuation allowance in each of those quarters.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations in recent years primarily through cash generated from operations and the use of cash reserves, and in part by borrowing under available lines of credit. The Company has also funded its operations through the net proceeds of the initial public offering of its Common Stock consummated in December 1995.

         During the first quarter of 1998 the Company used $838,000 in cash for operating activities. Overall, the Company had a net use of cash amounting to $6,237,096. Approximately $5,000,000 was used in the acquisition of Advantage kbs.

         The Company's net accounts receivable increased by $435,000 in the first quarter of 1998, which reflects increases in revenue. Invoicing of amounts to clients generally occurs within 45 days of time and materials cost incurrence, unless a specific schedule is agreed upon, and payment follows invoicing in accordance with customary terms. The Company has not experienced any significant write-offs of receivables, nor does the Company expect that payments are doubtful; accordingly, the Company has not made any allowance for doubtful accounts.

         Advance billings and deferred revenue decreased $522,000 in the first quarter of 1998. Advanced billings and deferred revenue balances will normally change from period to period. Any increase reflects billings in advance of revenue earned, but which were billed in accordance with established or agreed billings schedules. These amounts are recorded as deferred revenue until earned. The timing and magnitude of such advance billings vary from contract to contract and from client to client.

         The Company currently has a committed line of credit agreement in the amount of $3.5 million in place with PNC Bank, N.A. (the "Bank"). Borrowings under this agreement are collateralized by accounts receivable. The line of credit bears interest at the Bank's prime interest rate and the Bank charges a 0.15% fee per annum on the unused portion of that line of credit. The Bank's prime interest rate was 8.50% at March 31, 1998 and December 31, 1997. This agreement was amended on June 30, 1997 by extending the expiration date to June 29, 1998. No borrowings were outstanding against the line of credit at March 31, 1998 or December 31, 1997.

         The Company believes that the current cash balances, together with cash generated from operations and borrowing available under its line of credit, will satisfy the Company's working capital and capital expenditure requirements during fiscal year 1998 and the foreseeable period thereafter. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financing. Capital expenditures are typically made for computing equipment, software, physical plant, and furniture and fixtures in order to seek enhancements in the productivity of the Company's employees and to support growth.

IMPACT OF YEAR 2000 ISSUE

    During 1997, the Company began a strategic project to replace and enhance its existing financial systems technology. While the decision to embark on this project was solely business-related, the new software that the Company implemented is Year 2000 compliant. Therefore, the Year 2000 issue will not pose significant operational problems for the Company's computer systems.

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

    The Company is and will continue to utilize both internal and external resources to implement and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project by December 31, 1998. The total cost of the Year 2000 project is estimated at $550,000 and is being funded through operating cash flows. Of the total project cost, approximately $150,000 is attributed to the purchase of new software which was purchased and capitalized in 1997. The remaining $80,000, some of which will be capitalized or expensed as incurred during 1998, is not expected to have a material effect on the results of operations. To date, the Company has capitalized or expensed approximately $540,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. The Company must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998. The adoptions of SFAS No. 131 is not expected to have a material effect on the measurement of the Company's financial position, results of operations or cash flows; the Company is reviewing possible changes in disclosures that may be called for.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes standards for accounting for costs incurred in developing or procuring computer software for internal use. The Company will be required to adopt this standard effective January 1, 1999. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

         Risks Associated with the Integration of Advantage kbs. On March 19, 1998, the Company acquired all the outstanding capital stock of Advantage kbs which became a wholly owned subsidiary of the Company. The integration of companies in the information technology services industry may be more difficult to achieve than in other industries. There can be no assurance that the acquisition of Advantage kbs will result in any business and financial benefits to the Company. The realization of any such benefit requires, among other things, that the operations of Advantage kbs be successfully integrated with those of the Company in a timely manner. The successful integration of the Company and Advantage kbs will require the coordination of research and development and sales and marketing efforts. The difficulties of such integration may be increased by the need to coordinate geographically separated organizations and integrating personnel with disparate business backgrounds. In addition, the Company's senior management has not had previous experience in integrating acquisitions. There can be no assurance that the Company will be able successfully to manage the integration of Advantage kbs.

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

         In addition, quarterly variations, together with the Company's dependence upon a limited number of clients and the Company's experience of adverse operating results in years prior to 1994, make it difficult for management to engage in strategic planning that contemplates a horizon of more than three years. Thus, income expectations beyond three years are viewed by management as more uncertain, and management's assessments of its ability to realize its deferred tax asset through future taxable income reflects this. The Company's interim and annual financial statements included a valuation allowance that is intended to reflect management's estimation, in light of these and other risk factors, of the realizability of its deferred tax asset. In determining the amount of any valuation allowance and the possible need to adjust that amount, the Company weighs the negative evidence of its dependence upon a limited number of clients and the other risks described herein, on the one hand, against the positive evidence of recent results and future expectations on the other hand. The Company then adjusts the valuation allowance to reflect the portion of the deferred tax asset that the Company believes it will, more likely than not, be unable to realize. The valuation allowance reflects the Company's belief that it is more likely than not to realize most but not all of its deferred tax assets.

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

         Management of Growth. The Company was founded in 1983 by computer scientists at Carnegie Mellon University in Pittsburgh, Pennsylvania. The Company was initially funded through equity investments and technology alliances with Digital Equipment Corporation, Generale de Service Informatique, The Boeing Company, Texas Instruments Incorporated, Ford Motor Company and U S WEST, Inc. From January 1, 1997 through

December 31, 1997, the size of the Company's staff increased from 238 to 257 employees and independent contractors. In addition, the Company has opened offices in Atlanta, Georgia and Fairview Heights, Illinois, Oakland, California and Arlington, Virginia since January 1, 1995. In order to manage any further growth in its staff and facilities, the Company must continue to improve its operational, financial and other internal systems, and to attract, train, motivate and manage its personnel. If the Company is unable to manage growth effectively and new personnel are unable to achieve anticipated performance levels, the Company's business, financial position and results of operations would be adversely affected.

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

         While the information technology services market remains highly fragmented and continues to be served by numerous firms, the Company notes that this market has been subject to recent consolidation. Accordingly, the Company from time to time considers possible acquisitions, consolidations and other strategic alternatives. In addition, business combinations among the Company's competitors may result in the creation of additional large information technology service providers with greater financial, marketing and other resources, than the Company.

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

                           PART II - OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS                             DESCRIPTION

       11.1             Statement regarding computation of per share earnings

        27.             Financial Data Schedule

(b) Reports on Form 8-K

         The registrant filed a report on Form 8-K on March 30, 1998 in connection with the acquisition of Advantage kbs.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May  15, 1998                            CARNEGIE GROUP, INC.

                                                    /s/ DENNIS YABLONSKY
                                                    Dennis Yablonsky
                                                    President, and
                                                    Chief Executive Officer

                                                    /s/ JOHN W.MANZETTI
                                                    John W. Manzetti
                                                    Executive Vice President,
                                                    Chief Financial Officer
                                                    and Treasurer

                                  EXHIBIT INDEX

                                                                SEQUENTIAL
EXHIBIT NO.                   DESCRIPTION                       PAGE NUMBER
-----------                   -----------                       -----------

11.1                  Statement Regarding Computation
                      of Per Share Earnings

27                    Financial Data Schedule