Form 10-Q/A
period 1998-03-31
CARNEGIE GROUP INC
filed 1998-06-16
CIK 1001188

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

FOR THE TRANSITION PERIOD FROM __________ TO ___________.


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

                                  FORM 10-Q/A

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

                      CARNEGIE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                               ------------------
                                                                                         MARCH 31,              MARCH 31,
                                                                                           1998                   1997
                                                                                           ----                   ----

Cash flows from operating activities:
     Net income                                                                         $(2,232,181)         $   388,247
     Adjustments to reconcile net income
     to net cash (used in) provided
     by operating activities:
         Depreciation and amortization                                                      362,656              283,841
         Deferred income taxes                                                               74,898              228,160
         Write-off of purchased in-process research and development                       2,425,000
         Changes in working capital components, net of acquisition of business:
         Accounts receivable                                                               (815,446)            (137,071)
         Accounts receivable - related parties                                              380,297               (1,953)
         Other assets                                                                        42,186              (74,540)
         Trade accounts payable                                                            (140,192)             397,988
         Payables to related parties                                                         12,610             (597,461)
         Accrued compensation                                                               (98,650)            (106,686)
         Accrued rent                                                                          (511)             (92,517)
         Interest receivable                                                                 (9,186)                  --
         Accrued restructuring                                                             (321,399)                  --
         Other accrued liabilities                                                          284,365               40,667
         Advance billings and deferred revenue                                             (802,370)              30,768
                                                                                        -----------          -----------
              Net cash (used in) provided by
                operating activities                                                       (837,923)             359,443

Cash flows from investing activities:
     Capital expenditures                                                                  (272,643)            (651,259)
     Acquisition of business                                                             (5,090,341)                   -
                                                                                        -----------          -----------
              Net cash used in investing activities                                      (5,362,984)            (651,259)
                                                                                        -----------          -----------
Cash flows from financing activities:
         Principal payments under capital
           lease obligations                                                                     --              (14,615)
         Purchase of treasury stock                                                        (129,190)                  --
         Proceeds from sales of common stock, net                                            93,001               10,697
                                                                                        -----------          -----------
              Net cash used in financing activities                                         (36,189)              (3,918)
                                                                                        -----------          -----------
Net change in cash and cash equivalents                                                  (6,237,096)            (295,734)
Cash and cash equivalents:
     Beginning of period                                                                 13,483,284           14,691,765
     End of period                                                                      $ 7,246,188          $14,396,031
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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


-----------------------------------------------------------------------


To the extent that this report on Form 10-Q contains forward-looking statements with respect to anticipated future results including statements with respect to growth in the Company's business and client engagements, such statements involve a number of risks and uncertainties that could materially and adversely affect future results. Such risks include, among others, the potential variability of the Company's quarterly operating results, in part due to significant client concentrations and relatively large projects. For a more detailed discussion of risks factors affecting the Company, please refer to the risk factors set forth in the Company's most recent Annual Report.

                           PART II - OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS                             DESCRIPTION

       The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q:

       10.01 Letter Agreement, effective as of January 29, 1998, to amend Schedule Number 35-002-97, effective as of September 2, 1997, to Agreement No. 9700050785 between U S WEST Business Resources, Inc., as agent for various U S WEST companies and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

       10.02 Schedule Number 29-02-98, effective as of February 13, 1998, to Agreement No. 9700050785 between U S WEST Business Resources, Inc., as agent for various U S WEST companies and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

       10.03 Letter Agreement, dated February 24, 1998, to amend Schedule Number 23-09-97, effective as of November 21, 1997, to Agreement No. 9700050785 between U S WEST Business Resources, Inc., as agent for various U S WEST companies and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

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

Date: June 16, 1998                             CARNEGIE GROUP, INC.



                                                    /s/ DENNIS YABLONSKY
                                                    --------------------------
                                                    Dennis Yablonsky
                                                    President, and
                                                    Chief Executive Officer




                                                    /s/ JOHN W. MANZETTI
                                                    --------------------------
                                                    John W. Manzetti
                                                    Executive Vice President,
                                                    Chief Financial Officer
                                                    and Treasurer

                                  EXHIBIT INDEX

                                                                SEQUENTIAL
EXHIBIT NO.                   DESCRIPTION                       PAGE NUMBER
-----------                   -----------                       -----------

10.01 Letter Agreement, effective as of January 29, 1998, to amend Schedule Number 35-002-97, effective as of September 2, 1997, to Agreement No. 9700050785 between U S WEST Business Resources, Inc., as agent for various U S WEST companies and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.02 Schedule Number 29-02-98, effective as of February 13, 1998, to Agreement No. 9700050785 between U S WEST Business Resources, Inc., as agent for various U S WEST companies and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.03 Letter Agreement, dated February 24, 1998, to amend Schedule Number 23-09-97, effective as of November 21, 1997, to Agreement No. 9700050785
                      between U S WEST Business Resources,
                      Inc., as agent for various U S WEST
                      companies and Carnegie Group, Inc.
                      (confidential treatment with respect
                      to certain information in this exhibit
                      has been requested of the Commission
                      pursuant to Rule 24b-2 under the
                      Securities Exchange Act of 1934, as
                      amended).

11.1                  Statement Regarding Computation
                      of Per Share Earnings

27                    Financial Data Schedule