Form 10-Q
period 1998-06-30
CARNEGIE GROUP INC
filed 1998-08-14
CIK 1001188

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                  TO
                                   ----------------    -----------------

    COMMISSION FILE NUMBER 0-26964

                              CARNEGIE GROUP, INC.
    DELAWARE                                               25-1435252
    (State or other Jurisdiction of                    (I.R.S Employer
    Incorporation or Organization)                   Identification Number)

    FIVE PPG PLACE, PITTSBURGH, PENNSYLVANIA                 15222
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

                                                   Yes   X        No

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

               CLASS                         OUTSTANDING AT JULY 31, 1998
               -----                         ----------------------------
     Common Stock, $.01 par value                     6,553,624

                                    FORM 10-Q

                              CARNEGIE GROUP, INC.

                                TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------
   PART 1 FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Carnegie Group, Inc. and Subsidiaries                                                            3
                  Consolidated Statements of Operations for
                  the three months and six months ended June 30, 1998 and 1997

                  Carnegie Group, Inc. and Subsidiaries                                                            4
                  Consolidated Balance Sheets at June 30, 1998 and December 31, 1997

                  Carnegie Group, Inc. and Subsidiaries                                                            5
                  Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997

                  Notes to Unaudited Consolidated Financial Statements                                             6

         Item 2.  Management's Discussion and Analysis of                                                          8
                  Financial Condition and Results of Operations

          Item 3. Quantitative and Qualitative Disclosures about                                                  15
                  Market Risks

   PART 2 OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                                16

         Signatures                                                                                               17

         Exhibit Index                                                                                            18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CARNEGIE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       ---------------------------------------------------------
                                                                          JUNE            JUNE             JUNE             JUNE
                                                                           30,             30,              30,              30,
                                                                          1998            1997             1998             1997
                                                                       ---------------------------------------------------------
                  Revenue
                        Software services--Unrelated parties           $4,858,684      $6,078,572       $ 8,693,518     $11,578,304
                        Software services--Related parties              3,483,209       1,681,074         6,892,174       2,688,182
                                                                       ----------      ----------       -----------     -----------
                              Total software services                   8,341,893       7,759,646        15,585,692      14,266,486
                        Software licenses                                 214,828          98,361           574,458         723,439
                                                                       ----------      ----------       -----------     -----------
                              Total revenue                             8,556,721       7,858,007        16,160,150      14,989,925
                                                                       ----------      ----------       -----------     -----------

                  Costs and expenses:
                        Cost of revenue - Unrelated parties             3,459,181       3,785,525         6,360,486       7,623,025
                        Cost of revenue - Related parties               2,346,750         924,949         4,625,847       1,506,694
                                                                       ----------      ----------       -----------     -----------
                              Total cost of revenue                     5,805,931       4,710,474        10,986,333       9,129,719
                        Research and development                          366,141         392,864           560,776         750,546
                        Selling, general and administrative             2,153,967       2,061,187         4,257,878       3,938,023
                        Write-off of purchased in-process research
                          and development                                      --              --         2,425,000              --
                                                                       ----------      ----------       -----------     -----------
                              Total costs and expenses                  8,326,039       7,164,525        18,229,987      13,818,288
                                                                       ----------      ----------       -----------     -----------

                  Income (loss) from operations                           230,682         693,482        (2,069,837)      1,171,637
                  Other income (expense):
                        Interest income                                    88,844         168,978           287,207         332,876
                        Other income                                        2,033           6,399             8,132          12,598
                        Interest expense                                        0          (3,408)          (12,403)         (7,053)
                                                                       ----------      ----------       -----------     -----------
                        Total other income                                 90,877         171,969           282,936         338,421
                                                                       ----------      ----------       -----------     -----------
                  Income (loss) before income taxes                       321,559         865,451        (1,786,901)      1,510,058
                  Income tax provision                                   (149,757)       (343,942)         (273,478)       (600,302)
                                                                       ----------      ----------       -----------     -----------
                        Net income (loss)                              $  171,802      $  521,509       $(2,060,379)    $   909,756
                                                                       ----------      ----------       -----------     -----------
                  Basic earnings (loss) per share                      $     0.03      $     0.08       $     (0.32)    $      0.14
                                                                       ==========      ==========       ===========     ===========
                  Diluted earnings (loss) per share                    $     0.03      $     0.08       $     (0.32)    $      0.13
                                                                       ==========      ==========       ===========     ===========



The accompanying notes are an integral part of these financial statements.

                      CARNEGIE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            (UNAUDITED)
                                                                             JUNE 30,                  DECEMBER 31,
                                                                               1998                        1997
                                                                           ------------                ------------
                                         ASSETS
           CURRENT ASSETS:
           Cash and cash equivalents                                       $ 5,812,171                 $13,483,284
           Accounts receivable                                               4,048,633                   2,955,241
           Accounts receivable from related parties                          1,786,399                   3,396,859
           Accounts receivable--unbilled                                     3,141,758                   1,390,650
           Accounts receivable related parties--unbilled                     1,363,627                     211,885
           Deferred income taxes                                             1,908,639                   2,005,855
           Other current assets                                              1,028,088                     871,931
                                                                           -----------                 -----------
                    Total current assets                                    19,089,315                  24,315,705
                                                                           -----------                 -----------

           Property and equipment, net of accumulated
             depreciation and amortization                                   2,717,148                   2,568,758
           Deferred income taxes                                             1,769,228                   1,910,760
           Long term notes receivable--from officers                           803,356                     784,984
           Goodwill and other intangible assets                              3,028,639                          --
           Other assets                                                          3,982                      10,597
                                                                           -----------                 -----------
                    Total assets                                            27,411,668                  29,590,804
                                                                           -----------                 -----------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

           CURRENT LIABILITIES:
           Trade accounts payable                                          $ 1,194,419                 $   663,667
           Payables to related parties                                         111,171                     182,145
           Accrued compensation                                                998,955                     933,004
           Advance billings and deferred revenue                             1,865,987                   2,388,660
           Accrued rent                                                        328,586                     330,981
           Accrued restructuring                                               162,882                     598,723
           Other accrued liabilities                                           547,821                     423,544
           Obligations under capital leases--current portion                   167,927                          --
                                                                           -----------                 -----------
                    Total current liabilities                                5,377,748                   5,520,724
                                                                           -----------                 -----------

           Obligations under capital leases-noncurrent portion                  77,565                          --
                                                                           -----------                 -----------
                    Total liabilities                                        5,455,313                   5,520,724
                                                                           -----------                 -----------

           STOCKHOLDERS' EQUITY:
           Common stock, $.01 par value; 20,000,000
             shares authorized, 6,775,704 and
             6,707,934 shares issued at June 30,
             1998 and December 31, 1997 respectively                            67,757                      67,079
           Capital in excess of par value                                   31,807,444                  31,704,241
           Accumulated deficit                                              (9,286,614)                 (7,226,240)
           Treasury stock, 242,400 and 190,000 shares (at cost)               (632,232)                   (475,000)
                                                                           -----------                 -----------
                    Total stockholders' equity                              21,956,355                  24,070,080
                                                                           -----------                 -----------
                    Total liabilities and stockholders' equity             $27,411,668                 $29,590,804
                                                                           ===========                 ===========


   The accompanying notes are an integral part of these financial statements.

                      CARNEGIE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                          ----------------------------
                                                                                            JUNE 30,         JUNE 30,
                                                                                              1998             1997
                                                                                          ------------     -----------
           Cash flows from operating activities:
                Net income                                                                $(2,060,379)     $   909,756
                Adjustments to reconcile net income
                to net cash (used in) provided
                by operating activities:
                    Depreciation and amortization                                             791,562          602,433
                    Deferred income taxes                                                     205,682          528,522
                    Write-off of purchased in-process research and development              2,425,000               --
                    Changes in working capital components, net of acquisition
                      of business:
                    Accounts receivable                                                    (2,042,939)        (383,673)
                    Accounts receivable - related parties                                     458,718       (1,183,253)
                    Other assets                                                              (92,520)        (226,140)
                    Trade accounts payable                                                    333,458          677,002
                    Payables to related parties                                               (70,974)        (741,731)
                    Accrued compensation                                                       65,951           91,578
                    Accrued rent                                                               (2,395)        (135,726)
                    Interest receivable                                                       (18,372)              --
                    Accrued restructuring                                                    (435,842)              --
                    Other accrued liabilities                                                  72,942              720
                    Advance billings and deferred revenue                                    (803,238)       1,084,068
                                                                                          -----------      -----------
                         Net cash (used in) provided by
                           operating activities                                            (1,173,346)       1,223,556
           Cash flows from investing activities:
                Capital expenditures                                                         (609,713)      (1,159,726)
                Acquisition of business                                                    (5,834,703)              --
                                                                                          -----------      -----------
                         Net cash used in investing activities                             (6,444,416)      (1,159,726)
                                                                                          -----------      -----------
           Cash flows from financing activities:
                    Principal payments under capital
                      lease obligations                                                            --          (27,899)
                    Purchase of treasury stock                                               (157,232)              --
                    Proceeds from sales of common stock, net                                  103,881           91,762
                                                                                          -----------      -----------
                         Net cash (used in) provided by financing activities                  (53,351)          63,863
                                                                                          -----------      -----------
           Net change in cash and cash equivalents                                         (7,671,113)         127,693
           Cash and cash equivalents:
                Beginning of period                                                        13,483,284       14,691,765
                End of period                                                             $ 5,812,171      $14,819,458
                                                                                          ===========      ===========


   The accompanying notes are an integral part of these financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   BASIS OF PRESENTATION

         In the opinion of the management of Carnegie Group, Inc. (the "Company"), these unaudited interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of operating results for the three month and six month periods ended June 30, 1998. Results for the interim periods are not necessarily indicative of results for the full year. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the information contained in this Form 10-Q should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

   ACQUISITION

         The Company acquired the capital stock of Advantage kbs, Inc. (Advantage kbs) on March 19, 1998. The initial consideration paid was $5,000,000 in cash, with terms of the transaction providing for additional consideration of up to $2,500,000 in cash, which is dependent on revenue and earnings of Advantage kbs for the year ending December 31, 1998. Financing for the initial consideration was obtained from available cash remaining from the proceeds of a public offering by the Company in December of 1995. The additional consideration, if incurred, will also be paid from the remaining proceeds of the December 1995 public offering. Advantage kbs, based in Edison, New Jersey, provides problem resolution software and professional services for automating customer support. The acquisition was treated as a purchase for financial accounting purposes, and accordingly the Company's results of operations include the results of Advantage kbs since the acquisition date. The purchase price was allocated to the net assets acquired based upon their estimated fair market values and $2,425,000 was written off as purchased in-process research and development. The excess of the purchase price over the fair market value of net assets acquired (related to capitalized software, goodwill and other intangible assets) amounted to approximately $3.1 million and is being amortized over periods ranging from 5 to 15 years using the straight line method. This allocation was based on preliminary estimates and may be revised as the year proceeds. The following unaudited proforma summary presents the Company's results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                                              JUNE 30,      DECEMBER 31,
                                                1998            1997
                                             -----------    ------------
            Sales                            $16,996,135    $32,589,000
            Net income (loss)                    165,219       (622,211)
            Basic earnings (loss)
              per share                      $      0.03    $     (0.10)
            Diluted earnings (loss)
              per share                      $      0.02    $     (0.10)

EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share is performed as follows:

                                                   6 months ended                 3 months ended
                                                       June 30,                       June 30,
                                             --------------------------      -------------------------
                                                 1998             1997          1998             1997
                                                 ----             ----          ----             ----
            Net Income (loss)                $(2,060,379)    $  909,756      $  171,802     $  521,509
                                             ===========     ==========      ==========     ==========
            Weighted average common shares
               outstanding                     6,512,252      6,287,407       6,528,036      6,296,648
            Effect of dilutive options           309,564        642,635         310,593        608,700
                                                 -------        -------         -------        -------
            Dilutive shares outstanding        6,821,816      6,930,042       6,838,629      6,905,348
                                             ===========     ==========      ==========     ==========
            Earnings (loss) per common share
               Basic                              $(0.32)         $0.14          $ 0.03          $0.08
                                                  ======          =====          ======          =====
               Diluted                            $(0.32)         $0.13          $ 0.03          $0.08
                                                  ======          =====          ======          =====

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

         The Company only includes in backlog signed contracts that either have milestones yet to be attained or for which the Company can make a reasonable estimate of work yet to be performed. The Company's backlog at June 30, 1998 was $10.4 million, compared to $12.4 million at June 30, 1997 and $8.7 million at December 31, 1997. As most of the contracts in backlog are terminable by the Company or the client upon short notice, there can be no assurance that contracts reflected in backlog are a reliable measure of future revenue.

COMPARISON OF QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997.

         Revenue. Total revenue for the quarter ended June 30, 1998 was $8.6 million compared to $7.9 million for the quarter ended June 30, 1997, an increase of $.7 million or 9%. For the six months ended June 30, 1998 revenue was $16.1 million compared to $15.0 million for the period ended June 30, 1997, an increase of $1.1 million or 7%.

         Total software services revenue for the quarter ended June 30, 1998 was $8.3 million compared to $7.8 million for the quarter ended June 30, 1997, an increase of $.5 million or 6%. This increase was the result of the inclusion of Advantage Kbs. Software service revenue for the six month period ended June 30, 1998 was $15.6 million compared to $14.3 million for the six month period ended June 30, 1997, an increase of $1.3 million or 9%. This increase was primarily due to the inclusion of Advantage Kbs along with an increase in the number of customer contact engagements.

         Revenue from software licenses was $215,000 for the quarter ended June 30, 1998 compared to $98,000 for the quarter ended June 30, 1997, an increase of $117,000 or 119%. Revenue from software licenses was $574,000 for the six month period ended June 30, 1998 compared to $723,000 for the six month period ended June 30, 1997, a decrease of $149,000 or 21%. This decrease was attributable to the decreased sales of reusable software templates.

         Cost of Revenue. Cost of revenue consists primarily of salaries and related benefits for personnel, and also includes an allocated portion of rent, building services and expenses. For the quarter ended June 30, 1998 total cost of revenue was $5.8 million compared to $4.7 million for the quarter ended June 30, 1997, an increase of $1.1 million or 23%. For the six month period ended June 30, 1998 total cost of revenue was $11.0 million compared to $9.1 million for the six month period ended June 30, 1997, an increase of $1.9 million or 21%. Cost of revenue-related parties was $4.6 million for the six month period ended June 30, 1998 compared to $1.5 million for the six month period ended June 30, 1997, an increase of $3.1 million or 207%. This increase in cost of revenue was primarily attributed to the acquisition or Advantage Kbs.

         Research and Development. Research and development expenses for the quarter ended June 30, 1998 were $366,000 compared to $393,000 for the quarter ended June 30, 1997, a decrease of $27,000 or 7%. For the six month period ended June 30, 1998 research and development expenses were $561,000 compared to $751,000 for the six month ended June 30, 1997, a decrease of $190,000 or 25%.

         Selling, General and Administrative. Selling, general and administrative expenses include costs of proposal development and proposal writing, marketing communications and advertising, sales and management staff, and corporate services functions including accounting, human resources and legal services, along with corporate executive staff. Selling, general and administrative expenses were $4.3 million for the six month period ended June 30, 1998 compared to $3.9 million for the six month period ended June 30, 1997, an increase of $.4 million or 10%. This increase was due primarily to the acquisition of Advantage Kbs.

         Write-off of Purchased In Process Research and Development. During the first six months of 1998, $2.4 million of purchased in process research and development was written off related to the acquisition of Advantage kbs.

         Other Income (Expense). Other income (expense) for the quarter ended June 30, 1998 was $91,000 compared to $172,000 for the quarter ended June 30, 1997, a decrease of $81,000 or 47%. Other income for the 6 month period ended June 30, 1998 was $283,000 compared to $338,000 for the 6 month period ended June 30, 1997, a decrease of $55,000 or 16%. This income is primarily interest income earned on the company's cash reserves.

         Income Tax Provision. An income tax provision of $150,000 was recorded in the second quarter ended June 30, 1998 and $273,000 for the six months ended June 30, 1998 based on the Company's estimate of the effective tax rate for the year.

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

         During the first six months of 1998 the Company used $1,173,000 in cash for operating activities. Overall, the Company had a net use of cash amounting to $7,671,113. Approximately $5,000,000 was used in the acquisition of Advantage kbs.

         The Company's net accounts receivable increased by $1,584,221 in the six months ended June 30, 1998. Invoicing of amounts to clients generally occurs within 45 days of time and materials cost incurrence, unless a specific schedule is agreed upon, and payment follows invoicing in accordance with customary terms. The Company has not experienced any significant write-offs of receivables, nor does the Company expect that payments are doubtful; accordingly, the Company has not made any allowance for doubtful accounts.

         Advance billings and deferred revenue decreased $803,000 in the six months ended June 30, 1998. Advanced billings and deferred revenue balances will normally change from period to period. Any increase reflects billings in advance of revenue earned, but which were billed in accordance with established or agreed billings schedules. These amounts are recorded as deferred revenue until earned. The timing and magnitude of such advance billings vary from contract to contract and from client to client.

         The Company currently has a committed line of credit agreement in the amount of $3.5 million in place with PNC Bank, N.A. (the "Bank"). Borrowings under this agreement are collateralized by accounts receivable. The line of credit bears interest at the Bank's prime interest rate and the Bank charges a 0.15% fee per annum on the unused portion of that line of credit. The Bank's prime interest rate was 8.50% at June 30, 1998 and December 31, 1997. This agreement was amended on June 30, 1998 by extending the expiration date to July 30, 1998, and is pending further extension to June 29, 1999. No borrowings were outstanding against the line of credit at June 30, 1998 or December 31, 1997.

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

         The Company is and will continue to utilize both internal and external resources to implement and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project by December 31, 1998. The total cost of the Year 2000 project is estimated at $550,000 and is being funded through operating cash flows. Of the total project cost, approximately $150,000 is attributed to the purchase of new software which was purchased and capitalized in 1997. The Company believes the remaining $80,000, some of which will be capitalized or expensed as incurred during 1998, will not have a material effect on the results of operations. To date, the Company has capitalized or expensed approximately $540,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project.

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

         Competition. The information technology services market includes a large number of participants, is subject to rapid change and is highly competitive. The Company competes with and faces potential competition for client assignments and experienced personnel from a number of companies that have significantly greater financial, technical and marketing resources and greater name recognition. Primary competitors include: the consulting practices of the "Big Five" accounting firms; systems consulting and integration firms such as American Management Systems, Inc. and Cambridge Technology Partners, Inc.; and the professional services groups of large companies, such as International Business Machines Corporation, Digital Equipment Corporation and AT&T Corporation. In addition, clients may elect to use their internal information systems resources to satisfy their needs for software development, systems integration and technical consulting services, rather than using those services offered by the Company. The Company also faces competition from organizations providing outsourcing services to the information systems departments of existing and potential clients. In addition, the information technology services market is highly fragmented and is served by numerous firms; some of these firms compete nationally and internationally, while others serve only their respective local markets. While the Company has not experienced competition from foreign providers of information technology services, there can be no assurance that the Company will not experience such competition in the future. Carnegie Group has targeted, and expects to continue to target, industries that are characterized by business areas (such as customer interaction, and logistics, planning and scheduling) to which the Company's services and technology are particularly well-suited, and by participants who possess the financial resources and scale of operations necessary to support the engagement of service providers such as the Company. A growing number of professional services firms are seeking engagements from that same client group. The Company believes that the principal competitive factors in the information technology services industry include the nature of the service offering, quality of service, timeliness, responsiveness to client needs, experience with the client's industry and competitive environment, technical expertise, access to replicable technology, such as software templates, and price. The Company believes that its ability to compete also depends in part upon a number of competitive factors outside its control, including: the ability of its competitors to hire, retain and motivate project managers, sales and marketing personnel and engineers; competitors' ownership of or access to software and technology used by potential clients; the development by others of software that is competitive with the Company's solutions and services; the price at which others offer comparable services; and the extent of competitors' responsiveness to customer needs.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                           PART II - OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS                       DESCRIPTION

       The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q.

       10.01 Letter Agreement, effective as of January 1, 1998, to amend Schedule Number 34-001-97, effective as of October 10, 1997, to Agreement No. 970050785 between US WEST Business Resources, Inc., as agent for various US WEST companies and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

       10.02 Schedule Number 29-001-98, effective as of January 1, 1998, to Agreement No. 9700050785 between US WEST Business Resources, Inc., as agent for various US WEST Companies and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

       10.03 Schedule Number 38-002-98, effective as of January 1, 1998, to Agreement No. 9700050785 between US WEST Business Resources, Inc., as agent for various US WEST Companies and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

       10.04 Schedule Number 34-002-98, effective as of March 13, 1998, to Agreement No. 9700050785 between US WEST Business Resources, Inc., as agent for various US WEST Companies and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

       10.05 Letter Agreement, dated May 7, 1998, to amend Schedule Number 23-07-97, effective as of December 1, 1997, to Agreement No. 9700050785 between US WEST Business Resources, Inc., as agent for various US WEST Companies and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).


       11.1    Statement regarding computation of per share earnings

       27.     Financial Data Schedule

(b)    Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August  14, 1998                 CARNEGIE GROUP, INC.

                                           /s/ DENNIS YABLONSKY
                                           --------------------
                                           Dennis Yablonsky
                                           President, and
                                           Chief Executive Officer

                                           /s/ JOHN W. MANZETTI
                                           --------------------
                                           John W. Manzetti
                                           Executive Vice President,
                                           Chief Financial Officer
                                           and Treasurer

EXHIBIT INDEX

                                                                                        SEQUENTIAL
EXHIBIT NO.                           DESCRIPTION                                       PAGE NUMBER
-----------                           -----------                                       -----------
10.01   Letter Agreement, effective as of January 1, 1998, to amend
        Schedule Number 34-001-97, effective as of October 10, 1997, to
        Agreement No. 970050785 between US WEST Business Resources, Inc., as agent for various US WEST companies and Carnegie Group, Inc.
        (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to
        Rule 24b-2 under the Securities Exchange Act of 1934, as
        amended).

10.02   Schedule Number 29-001-98, effective as of January 1, 1998, to
        Agreement No. 9700050785 between US WEST Business Resources,
        Inc., as agent for various US WEST Companies and Carnegie Group,
        Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.03   Schedule Number 38-002-98, effective as of January 1, 1998, to
        Agreement No. 9700050785 between US WEST Business Resources,
        Inc., as agent for various US WEST Companies and Carnegie Group,
        Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.04   Schedule Number 34-002-98, effective as of March 13, 1998, to
        Agreement No. 9700050785 between US WEST Business Resources,
        Inc., as agent for various US WEST Companies and Carnegie Group,
        Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

10.05   Letter Agreement, dated May 7, 1998, to amend Schedule Number
        23-07-97, effective as of December 1, 1997, to Agreement No.
        9700050785 between US WEST Business Resources, Inc., as agent for various US WEST Companies and Carnegie Group, Inc. (confidential treatment with respect to certain information in this exhibit has been requested of the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).

11.1    Statement Regarding Computation of Per Share Earnings

27      Financial Data Schedule